Form 10QSB
period 1998-09-30
MID-ATLANTIC HOME HEALTH NETWORK INC
filed 1998-11-27
CIK 1023769

Form 10QSB for MID-ATLANTIC HOME HEALTH NETWORK, INC. filed on Nov. 16, 1998




                                     FORM 10-QSB

                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998


Commission File Number D-24165


                  MID-ATLANTIC HOME HEALTH NETWORK, INC.

                  Nevada                      93-1108124

                  7504 Diplomat Drive, Suite 101
                  Manassas, Virginia
                  20109-2631

                  703/335-1957



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes  x    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,631,202 shares of $.001 par value common stock as of September 30, 1998.




                       MID-ATLANTIC HOME HEALTH NETWORK, INC.

                           PART I - FINANCIAL INFORMATION


                                                                            PAGE

Condensed Balance Sheets for September 30, 1998 and December 31, 1997. . . . . 1


Condensed Statements of Income for the Nine Months Ended
September 30, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . 2


Condensed Statements of Cash Flows for the Nine Months Ended
September 30, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . 3


Notes to Condensed Financial Statements. . . . . . . . . . . . . . . . . . . . 4


Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . 7


                      MID-ATLANTIC HOME HEALTH NETWORK, INC.
                            CONSOLIDATED BALANCE SHEET

                                                                      UNAUDITED           AUDITED
                                                                      30-Sep-98                   31-Dec-97
Current Assets
         Cash and cash equivalents                                         689,804                    578,699
         Accounts receivable, net                                           50,319                    468,543
         Due from affiliates                                               232,674                    153,998
         Prepaid expenses and other current assets                         218,420                     70,911
         Deferred tax asset                                                 34,000                     34,000
                  Total current assets                                   1,225,217                  1,306,151

Property and Equipment, net                                                254,555                    260,103

Other Assets
         Deposits                                                          475,316                    410,617
         Goodwill                                                          681,532                    712,048
         Other assets                                                        5,869                     32,347
                  Total other assets                                     1,162,717                  1,155,012
                  Total assets                                           2,642,489                  2,721,266

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Accounts payable                                                 154,419                    205,913
         Accrued salaries and benefits                                    325,581                    323,266
         Other current liabilities                                        136,402                    124,702
         Current portion of long-term debt                                 91,744                     93,405
         Deferred revenue                                                                             29,700
                  Total current liabilities                               708,146                    776,986
         Long-term debt                                                   234,332                    241,248
                  Total liabilities                                       942,478                  1,018,234

STOCKHOLDERS' EQUITY
Common Stock, Class A, $.001 par value,
  200,000,000 shares authorized 12,621,202
  shares issued and outstanding at 12/31/97                                12,621                     12,621
Common Stock, Class B, $.001 par value,
  10,000 shares authorized, issued and
  outstanding                                                                  10                         10
Preferred stock, $1 par value, 5,000,000
  shares authorized, 10,000 shares issued
  and outstanding                                                          10,000                     10,000
Additional paid-in capital                                              1,103,485                  1,103,485
Retained earnings                                                         763,145                    766,166

Stock subscription receivable                                            (189,250)                  (189,250)
         Total stockholders' equity                                     1,700,011                  1,703,032

Total Liabilities and Stockholders' Equity                              2,642,489                  2,721,266

                                    UNAUDITED
                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                     CONSOLIDATED INCOME STATEMENT AND EQUITY CHANGES


                                                                   30-Sep-98              31-Dec-97

REVENUES                                                               10,824,855                 10,103,623

EXPENSES
         Salaries                                                       8,265,859                  7,687,404
         General and administrative                                     2,247,311                  1,972,725
         Depreciation & amortization                                       76,696                    110,464
         Interest                                                         237,109                    194,628

                  Total expenses                                       10,826,975                  9,965,221

                  Income before income taxes                               (2,120)                   138,402

PROVISION FOR INCOME TAXES                                                                           (12,155)

                  Net income                                               (2,120)                   126,247

EARNINGS PER COMMON SHARE                                                                                   0.01


                                   UNAUDITED
                        MID-ATLANTIC HOME HEALTH NETWORK, INC.

                                STATEMENT OF CASH FLOWS

For the nine month periods ended September 30, 1997 and September 30, 1998


                                                                         1997                       1998

Cash Flows from Operating Activities:
         Net Income (Loss)                                            $   126,247                 $   (2,120)
         Adjustment to reconcile net income
          to cash provided by operating activities:
         Depreciation and amortization                                     59,397                     47,407
                  Changes in assets and liabilities:
                   Accounts receivable                                    277,997                    468,543
                   Due from affiliates                                     38,504                    (78,676)
                   Prepaid expenses                                       (42,998)                  (157,774)
                   Other assets                                          (284,525)                  (174,298)
                   Accounts payable                                        58,358                     34,264
                   Accrued salaries                                        17,294                      2,315
                  Deferred revenue                                         14,250                    (29,700)
                  Other accrued liabilities                               (10,950)                    21,965

Net Cash Provided by Operating Activities                                 253,574                    131,926

Cash Flows from Investing Activities:
         Acquisition of property, plant and equipment                     (16,345)                   (11,344)

Net Cash used by Investing Activities                                     (16,345)                   (11,344)

Cash Flows from Financing Activities:
         Repayment of long term debt                                       (9,227)                    (8,577)
         Dividends paid                                                      (900)                      (900)
         Cancellation of Stock Purchase accounts                             3,741                          -

Net Cash used by Financing Activities                                      (6,386)                    (9,477)

Net Increase (Decrease) in Cash                                           230,843                    111,105
Cash Balance, December 31                                                 235,134                    578,699

Cash Balance, September 30                                            $   465,977                $   689,804

                       MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                  AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1998 and 1997


Note 1. Organization and Significant Accounting Policies
        Organization. The consolidated financial statements include the accounts of Mid-Atlantic Home Health Network, Inc. (MAHN) and its subsidiaries (collectively referred to herein as the Company).
        The subsidiaries include Western Pennsylvania Home Health Network, Inc. (Western Pennsylvania), Hunt Country Nursing Services, Inc. (Hunt Country Nursing), Hunt Country Home Health, Inc. (Home Health), and Atlis Federal Services d/b/a National Nurses Services, Inc. Approximately 80% of MAHN's outstanding shares are owned by Oak Springs Nursing Home Limited Partnership (Oak Springs). The Company is engaged in the services with an emphasis in providing nursing staff services to hospitals, nursing homes and other facilities. The Company operates in Virginia, Maryland, the District of Columbia and Pennsylvania.

        Basis of consolidation. All significant intercompany accounts and transactions have been eliminated.

        Net revenues. Net revenues are reported at the estimated net realizable amounts from patients, third party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third party payors. Revenue received under third-party agreements is subject to audit. Any adjustments as a result of these audits are reflected in current operations. Approximately 12% and 12% of the Company's net revenues for the years ended December 31, 1997 and 1996, respectively, were from participation in Medicare and state Medicaid programs. In addition, approximately 35% and 43% of the Company's net revenues for the year ended December 31, 1997 and 1996, were from contracts with state and local governmental correctional facilities, including the Commonwealth of Virginia and the District of Columbia.
        At December 31, 1997 and 1996, 20% and 2%, respectively, of net accounts receivable were due from Medicare and Medicaid. The ability of payors to meet their obligations depends upon their financial stability, future legislation and regulatory actions. The Company does not believe there are any significant credit risks associated with receivables from Medicare and Medicaid. (Continued)


                    MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                  AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1998 and 1997


        Property and equipment. Property and equipment are recorded at cost. The cost and the related accumulated depreciation are removed from the accounts in the year the related asset is sold or retired. Depreciation is computed using the straight line method over the estimated economic lives of the assets, commencing at the time the assets are placed into service.


Note 1. Organization and Significant Accounting Policies (Continued)

        Cash and cash equivalents. Cash and cash equivalents include cash on hand and in the bank as well as any investment purchased with an original maturity of three months or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Cash equivalents are carried at cost which approximates fair value.

        Under the Company's cash management system, checks issued but not yet presented to banks frequently result in overdraft balances for accounting purposes. The overdraft balances have been netted with positive balances and are classified as "cash and cash equivalents" in the consolidated balance sheet.

        Goodwill and other assets. Goodwill arises from acquisitions and represents the excess of purchase price over identifiable acquired net assets, and is amortized on a straight-line basis over 20 years. Other assets principally consist of the estimated value of the assembled workforce and capitalized fees related to other long-term agreements and transactions. Other assets are amortized on a straight-line basis over a period of 3 to 5 years.

        Income taxes. The income tax provision includes federal and state income taxes both currently payable and deferred because of differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when necessary to reduce deferred tax assets to the amounts expected to be realized.
        (Continued)


                   MID-ATLANTIC HOME HEALTH NETWORK, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997


        Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Stockholders' equity. The Company has three classes of stock. Two hundred million shares of Class A common stock have been authorized. The Class A shareholders have the right to elect one third of the directors of the Company. Ten thousand shares of Class B common stock, with the right to elect two thirds of the directors, have also been authorized. Additionally, five million shares of Class C convertible preferred stock have been authorized. The preferred stock is paid a dividend of 12%.

        Earnings per share. Earnings per common share are computed by dividing the weighted average number of shares outstanding into net income. Diluted earnings per share are not presented because the outstanding stock options are not dilative.


Note 2. Year 2000

        Mid-Atlantic Home Health Network, Inc. does not anticipate any problem in dealing with computer entries in the year 2000 or thereafter, with any computers currently used at any of their facilities. The company keeps current with all updates and revisions with all software the company currently uses. It is anticipated that the software updates reflect required revisions to accommodate transactions in the year 2000 and thereafter. Though it is not anticipated that the company will have a problem at the turn of the century, the company intends to coordinate the resolution of any year 2000 problems with the vendors of the software the company utilizes.

                         MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                    AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998 and 1997



Note 3. Contingent Liability

        As part of the acquisition of National Nurses Service, Inc. on June 30, 1995, the Company issued 500,000 shares of common stock. The stock purchase agreement calls for an adjustment of the purchase price on June 30, 1998, if the market value of the stock is less than $800,000 ($1.60 per share), during the ten-day period immediately preceding June 30, 1998. The purchase price adjustment, to be paid in cash, is the difference between the market value and $800,000. The stock had limited trading activity with a sales price of $.0625. Based on those prices the purchase price adjustment would be in the range of $490,000.

        The holder of the 500,000 shares, Atlis Federal Services, Inc., is now out of bankruptcy. The Company has started negotiations with the creditors committee to settle the potential purchase price adjustment. In the opinion of management, the amount of the purchase price adjustment, if any, will not have a material effect on the Company's financial position.

        The Company is also considering listing its securities on a national securities exchange to increase the level of trading activity.

                        Mid-Atlantic Home Health Network
                             I N C O R P O R A T E D


                            Filed on November 16, 1998


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        Mid-Atlantic Home Health Network, Inc. (MAHN) is a holding company of three corporate entities: National Nurses Service, Inc., Hunt Country Home Health, Inc., and Hunt Country Nursing Services, Inc. An analysis of each of these entities is depicted below, as well as a summary of all results for the period January 1, 1998 through September 30, 1998.


                           NATIONAL NURSES SERVICE, INC. (NNS)

GROSS PROFIT MARGIN:

        Sales for the first nine months of this fiscal year total $7,895,139 versus $6,491,821 in 1997. This is an increase of 21.6 percent in sales. The Richmond, Virginia staffing revenues increased from $2,189,214 for the first nine months of 1997 to $3,222,367 or an increase of $1,033,153 which is a hefty 47.2 percent increase. The increase is largely attributed to increased hospital staffing in Richmond $676,200 (1997) to $1,130,962 (1998) and increased correctional facility staffing $1,187,834 (1997) to $1,801,057 (1998). The increased revenues are due to added contracts with hospitals and mental health facilities in the central portion of Virginia.

        Total staffing revenues for the Silver Spring/Baltimore, Maryland office have increased slightly from $4,018,649 in 1997 to $4,262,357 in 1998. While correctional staffing has declined in this office from $2,522,924
        (1997) to $1,713,886 (1998), the hospital staffing has increased from $427,654 (1997) to $832,980 (1998). Overall this office reflects a gain in revenues of 6.1 percent for the first nine months of this fiscal year over the past year.

        There is one other growth area in revenues. Home health revenues from the Medicare certified agency in Richmond has increased from $111,505 in 1997 to $199,696 in 1998 for the first nine months. The increase is partially due to the closure of several home health agencies whose referral sources continue to use our Medicare agency for services.

        The gross profit margin for the staffing business increased in both Silver Spring/Baltimore and in Richmond. In Silver Spring/Baltimore the gross profit margin for staffing was $789,220 in 1997 versus $889,717 in 1998, or an increase of 12.7 percent for the first nine months of this fiscal year. In the Richmond office, the gross profit margin increased from $554,265 in 1997 to $866,595, or a percentage increase of 56.3 percent. The increased gross profit margin is due to the added contracts generating higher volumes at reasonable price mark-ups.

        Total direct administrative overhead expenses for the staffing offices in Silver Spring/Baltimore and Richmond increased from $539,238 to $644,151 or a 19.4 percent increase. The 19.4 percent increase in direct administrative overhead expenses compares favorably to the 30.7 percent increase in the gross margin of the staffing business only.

        The profit before taxes was $215,536 in 1997 versus $429,426 in 1998 for the first nine months, or a 99 percent increase.

        The increased demand for staffing services coupled with an increase in profit margin resulted in this increased profitability.


                          HUNT COUNTRY NURSING SERVICES, INC.

GROSS PROFIT MARGIN:

        Hunt Country Nursing Services, Inc. (HCNS) provides private duty nursing care services in Virginia. For the first nine months of 1998, revenues declined from $2,052,113 in 1997 to $1,866,011 in 1998, or a decline of 9 percent. Of note, revenues in Northern Virginia took a dramatic decline from $1,706,163 to $1,124,531 while revenues in Richmond and Tappahannock increased from $345,950 to $741,480. In Northern Virginia, there has been significant employee and managerial turn over. The disruption in operations resulted in a decline in revenue, while significant efforts were directed to our Richmond market. In Richmond, the closure of a home health and private duty company resulted in the transfer of some patients to our company, as well as the transfer of selected nursing personnel.

        The difficulties in Northern Virginia for the first nine months was not only in a drop in revenues, but also a decline in the gross profit margin percentage. The gross profit in 1997 was $560,610 versus $351,922; the percentage of gross profit on sales declined from 32.8 percent to 31.2 percent.

        The gross profit margin for Richmond/Tappahannock increased from $129,775 to $247,705, while the gross profit margin as a percentage on sales declined from 37.5 percent to 33.4 percent.

OPERATING INCOME:

        The operating income before taxes was a loss of $39,331 versus a gain of $15,821 in 1997 for the first nine months of the year. There have been management changes for this entity, and it is anticipated that this company will return to profitability with renewed sales and recruitment efforts in Richmond and Northern Virginia.


                           HUNT COUNTRY HOME HEALTH, INC.

REVENUES:

        The revenues for our Medicare certified home health agency, Hunt Country Home Health, Inc. (HCHH) dropped from $929,789 for the first nine months of 1997 to $584,937 in 1998. Because of a prior year audit adjustment of $65,067, net revenues were further reduced to $519,870. The decline in revenues is tied to new Medicare regulations which reduced reimbursement for Medicare home health, reduced the types of patients served by our company, and a reduction in referrals. Net revenues dropped by 37 percent before taking into account the prior year's audit adjustment.

OPERATING EXPENSES:

        The operating expenses for HCHH dropped 22.7 percent which was not adequate in light of the 37 percent decline in net revenues (before audit adjustment).

        The loss, year-to-date is $197,653. Without the prior year's audit adjustment, the loss is $132,586. While this is cause for alarm, especially considering the numbers of Medicare home health agencies that have closed nationally in 1998, the loss for the last quarter (July- September) was $9,012. It appears from 3rd quarter results that our adjustments to the regulations seem to be making progress. We are hopeful that we can sustain our momentum so that this agency can operate profitably.


                WESTERN PENNSYLVANIA HOME HEALTH NETWORK, INC. (WPHHN)


        This entity was sold to Care Connections of Pennsylvania on July 1 1998. The company, prior to this time had three primary personal care contracts. It did not re-bid two of its contracts which expired on June 30, 1998, as the contractors now required Medicare certification. Its remaining contract had one more year for completion and it is of minor financial significance.

        The exact amount of the sale is being determined. The principal owners of Care Connections of Pennsylvania are the principal owners of Oak Springs Nursing Home Limited Partnership, the majority stockholder of MAHN.

        For the six months ending June 30, 1998, WPHHN had a net loss of $5,591 on revenues of $456,248.


                              MAHN CONSOLIDATED INCOME STATEMENT

        Operating revenues for all operations for the first nine months of this fiscal year total $10,824,855 versus $10,103,623 a year ago, an increase of 7.1 percent. However, operating expenses increased to $10,826,975 versus $9,965,221 a year ago, or an increase of 8.6 percent.

        After nine months of this fiscal year, the company has a loss of $2,120 versus a gain before taxes of $138,402 a year ago. On a per share basis, the loss is $.0002.

        While National Nurses Service, Inc. has posted significant increases in profitability, these increases have been more than offset by the poor performance of our private duty and Medicare certified home health entities. The home health losses occurred primarily in the first six months of the fiscal year and have stabilized in the third quarter.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    MID-ATLANTIC HOME HEALTH NETWORK, INC.




Dated:  November 16, 1998           By:

                                    Dennis Light
                                    President