Form 10KSB
period 1998-12-31
MID-ATLANTIC HOME HEALTH NETWORK INC
filed 1999-04-16
CIK 1023769

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

FORM 10-KSB

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the transition period from.......... to..............

                        Commission file number D-24165

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
       Nevada                         93-1108124

                        7504 Diplomat Drive, Suite 101
                             Manassas, Virginia
                                 20109-2631

                               703-335-1957

          Securities registered pursuant to Section 12(b) of the Act:
                        Common Stock $ .001 Par Value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X     No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
As of March 31, 1999 the average bid price of common stock was $.03 and the average asked price was $.25.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 31, 1999 the number of shares of common stock outstanding was 12,621,142.

INDEX TO FINANCIAL STATEMENTS



	Pages

INDEPENDENT AUDITORS' REPORT                            1

FINANCIAL STATEMENTS

  Consolidated balance sheets                     3 and 4

  Consolidated statements of income                     5

  Consolidated statements of stockholders' equity	6

  Consolidated statements of cash flows                 7

  Notes to consolidated financial statements       8 - 16









INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Mid-Atlantic Home Health Network, Inc.
  and Subsidiaries


	We have audited the accompanying consolidated balance sheets of Mid-Atlantic Home Health Network, Inc. and Subsidiaries (the Company), as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid-Atlantic Home Health Network, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

	As discussed in Note 11, the Company may be liable for additional amounts related to a potential purchase price adjustment of a previously acquired subsidiary. The ultimate amount, if any, of the adjustment cannot be determined; however, management is of the opinion that it will not have a material effect on the Company's financial position.







March 26, 1999

15/1
                             FINANCIAL STATEMENTS

                                 YEARS ENDED

                          DECEMBER 31, 1998 AND 1997
3.

MID-ATLANTIC HOME HEALTH NETWORK, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 1998 and 1997


                                                  1998               1997
	ASSETS

CURRENT ASSETS
  Cash and cash equivalents                      $   816,294        $    578,699
  Accounts receivable, net of allowances of
    $43,371 in 1998 and $44,071 in 1997            2,998,489           2,783,677
  Due from affiliates                                228,805             153,998
  Prepaid expenses and other current assets          157,449              70,911
  Deferred tax asset                                  37,000              34,000

        Total current assets                       4,238,037           3,621,285

PROPERTY AND EQUIPMENT, net                          253,221             260,103

OTHER ASSETS
  Goodwill, net of accumulated amortization of
    $222,351 in 1998 and $181,663 in 1997            671,360             712,048
  Other assets, net of accumulated amortization
    of $177,075 in 1998 and $149,045 in 1997           3,058              32,347

        Total other assets                           674,418             744,395













        Total assets                             $ 5,165,676       $   4,625,783











See Notes to Consolidated Financial Statements.
4.

MID-ATLANTIC HOME HEALTH NETWORK, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 1998 and 1997


                                                  1998               1997
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt           $      15,988    $      93,405
  Notes payable                                      2,606,175        1,904,517
  Accounts payable                                     152,724          205,913
  Accrued salaries and related employee benefits       255,220          323,265
  Other current liabilities                            119,162          154,403


        Total current liabilities                    3,149,269        2,681,503

LONG-TERM DEBT, net of current maturities              306,739          241,248

        Total liabilities                            3,456,008        2,922,751

STOCKHOLDERS; EQUITY
  Common stock, Class A, $.001 par
    value, 200,000,000 shares authorized
    12,621,202 shares issued and
    outstanding at December 31, 1998 and 1997           12,621           12,621
  Common stock, Class B, $.001 par value,
    10,000 shares authorized, issued and
    outstanding                                             10               10
  Preferred stock, $1 par value, 5,000,000
    shares authorized, 10,000 shares issued
       and outstanding                                  10,000           10,000
  Additional paid-in capital                         1,103,485        1,103,485
  Retained earnings                                    772,802          766,166
                                                     1,898,918        1,892,282
  Stock subscription receivable                       (189,250)        (189,250)

        Total stockholders' equity                   1,709,668        1,703,032

        Total liabilities and stockholders' equity $ 5,165,676     $  4,625,783

5.

MID-ATLANTIC HOME HEALTH NETWORK, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
December 31, 1998 and 1997


                                                  1998                    1997

REVENUES                                        $    14,698,133    $  13,740,390

EXPENSES
  Patient care costs                                 10,873,185       10,071,783
  General and administrative                          3,411,951        3,020,441
  Amortization                                           70,338          149,320
  Interest expense, net                                 334,823          264,678

        Total expenses                               14,690,297       13,506,222

        Income before income taxes                        7,836          234,168

PROVISION FOR INCOME TAXES                                  -             58,461

        Net income                              $         7,836    $     175,707

EARNINGS PER COMMON SHARE                       $           -      $         .01




























See Notes to Consolidated Financial Statements.
6.

MID-ATLANTIC HOME HEALTH NETWORK, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1998 and 1997


                                                                     Additional                       Stock
                                  Common Stock         Preferred      Paid-In        Retained     Subscriptions
                                Class A   Class B         Stock       Capital        Earnings       Receivable        Total
Balance, January 1, 1997        12,534        10         10,000     $ 1,074,832     $  591,659    $  (164,250)     $ 1,524,785

  Issuance of 44,000 shares
    of stock as compensation        37         -              -           3,703              -              -            3,740
  Exercise of stock options for
    50,000 shares of Class A
    common stock                    50         -              -          24,950              -        (25,000)               -
  Dividend on preferred stock        -         -              -               -         (1,200)             -           (1,200)
  Net income                         -         -              -               -        175,707              -          175,707

Balance, December 31, 1997      12,621        10         10,000       1,103,485        766,166       (189,250)       1,703,032

  Dividend on preferred stock        -         -              -               -         (1,200)             -           (1,200)
  Net income                         -         -              -               -          7,836              -            7,836

Balance, December 31, 1998      12,621        10         10,000     $ 1,103,485     $  772,802    $  (189,250)     $ 1,709,668


See Notes to Consolidated Financial Statements.

7.

MID-ATLANTIC HOME HEALTH NETWORK, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
December 31, 1998 and 1997


                                                      1998               1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $      7,836   $     175,707
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation                                       17,307          26,234
      Amortization                                       68,718         119,228
      Deferred taxes                                     (3,000)          7,000
      Issuance of stock for services rendered              -              3,740
      Changes in assets and liabilities:
        Accounts receivable                            (214,810)         87,347
        Due from affiliates                             (74,807)         (6,495)
        Prepaid expenses and other current assets       (86,539)         30,091
        Accounts payable                                (53,190)         20,282
        Accrued salaries and related employee benefits  (68,045)         31,703
        Other current liabilities                       (35,241)        (62,462)
        Other assets                                      1,258

	Net cash provided by (used in)
          operating activities                         (440,513)        432,375

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                   (10,425)        (16,355)

CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in notes payable                              701,658         (60,745)
  Repayment of long-term debt                           (11,925)        (10,512)
  Dividend paid on preferred stock                       (1,200)         (1,200)

	Net cash provided by (used in)
          financing activities                          688,533         (72,457)

        Net increase in cash and cash equivalents       237,595         343,563

CASH AND CASH EQUIVALENTS
  Beginning                                             578,699         235,136

  Ending                                           $    816,294   $     578,699








See Notes to Consolidated Financial Statements.
8.

MID-ATLANTIC HOME HEALTH NETWORK, INC. PRIVATE
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997


Note 1.	Organization and Significant Accounting Policies

Organization. The consolidated financial statements include the accounts of Mid-Atlantic Home Health Network, Inc. (MAHN) and its subsidiaries (collectively referred to herein as the Company). The subsidiaries include Western Pennsylvania Home Health Network, Inc. (Western Pennsylvania), Hunt Country Nursing Services, Inc. (Hunt Country Nursing), Hunt Country Home Health, Inc. (Home Health), and National Nurses Services, Inc.

Western Pennsylvania was sold for book value on June 30, 1998, and the 1998 financial statements include the results of its operation until the date of sale. Revenues during the six-month period were approximately $167,000 and losses from operations were approximately $39,000.

Approximately 80% of MAHN's outstanding shares are owned by Oak Springs Nursing Home Limited Partnership (Oak Springs).

The Company is engaged in the business of providing integrated home health services with an emphasis in providing nursing staff services to hospitals, nursing homes and other facilities. The Company operates in Virginia, Maryland, the District of Columbia and Pennsylvania.

Basis of consolidation. All significant intercompany accounts and transactions have been eliminated.

Net revenues. Net revenues are reported at the estimated net realizable amounts from patients, third party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third party payors. Revenue received under third-party agreements is subject to audit. Any adjustments as a result of these audits are reflected in current operations. Approximately 11% and 12% of the Company's net revenues for the years ended December 31, 1998 and 1997, respectively, were from participation in Medicare and state Medicaid programs. In addition, approximately 33% and 35% of the Company's net revenues for the year ended December 31, 1998 and 1997, was from contracts with state and local governmental correctional facilities, including the Commonwealth of Virginia and the District of Columbia.

At December 31, 1998 and 1997, 8% and 20%, respectively, of net accounts receivable were due from Medicare and Medicaid. The ability of payors to meet their obligations depends upon their financial stability, future legislation and regulatory actions.

The Company does not believe there are any significant credit risks associated with receivables from Medicare and Medicaid.

(Continued)
9.

MID-ATLANTIC HOME HEALTH NETWORK, INC. PRIVATE
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997


Note 1.	Organization and Significant Accounting Policies (Continued)

Property and equipment.  Property and equipment is recorded at cost.
The cost and the related accumulated depreciation are removed from the accounts in the year the related asset is sold or retired. Depreciation is computed using the straight-line method over the estimated economic lives of the assets, commencing at the time the assets are placed into service.

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

(Continued)
10.

MID-ATLANTIC HOME HEALTH NETWORK, INC. PRIVATE
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997


Note 1.	Organization and Significant Accounting Policies (Concluded)

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

Earnings per share. Earnings per common share are computed by dividing the weighted average number of shares outstanding into net income. Diluted earnings per share are not presented because the outstanding stock options are not dilutive.

Reclassification. Certain amounts in the 1997 financial statements have been reclassified to conform to classifications used in preparing the 1998 financial statements with no effect on net income for the period.

Note 2.	Accounts Receivable

Accounts receivable arise from the provision of home health services to hospitals, nursing homes and other facilities in the Virginia, Maryland, District of Columbia and Pennsylvania areas. The principal payors for these services are the patients, insurance companies, various state and local government agencies, other institutional providers of healthcare, the Medicare program, and certain Medicaid programs.

The provision for doubtful accounts for the years ended December 31, 1998 and 1997, was $43,371 and $44,071, respectively.

Note 3.	Property and Equipment

As of December 31, 1998 and 1997, property and equipment consisted of the following:

                                                1998        1997
        Building and building improvements   $ 320,818   $ 320,818
        Furniture and equipment                382,116     371,491
                                               702,934     692,309
        Less accumulated depreciation          449,713     432,206
                                             $ 253,221   $ 260,103


11.

MID-ATLANTIC HOME HEALTH NETWORK, INC. PRIVATE
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997


Note 4.	Notes Payable

National Nurses Service, Home Health and Hunt Country Nursing borrow funds under terms of agreements with a lender and secured by accounts receivable. These agreements provide for advances on accounts receivable of approximately 83% of the collateralized balances. The Company is required to refund any borrowings for financial accounts receivable balances not collected within 180 days.

                                              1998            1997
	Amount of advances on accounts
            Receivable                   $   3,165,321     $ 2,315,134
        Less:  Lender reserves                 559,146         410,617
            Note payable                 $   2,606,175     $ 1,904,517

Note 5.	Long-Term Debt

Long-term debt as of December 31, 1998 and 1997, consisted of the following:

                                                                 1998    1997
		Note Payable, C.W. Cobb, collateralized
			by first deed of trust on building and
			guaranteed by the general partners
			of Oak Springs.  Payable in monthly
			installments of $761, including
                        interest at 11%.  Due April, 2021.      $66,418  $67,124

		Note Payable, C.W. Cobb, collateralized
			by second deed of trust on building
			and guaranteed by the general
			partners of Oak Springs.  Payable in
			monthly installments of $221,
			including interest at 13%.  Due
                        April, 2021.                             18,561   18,804

		Note Payable, York Federal Savings and
			Loan.  Payable in monthly installments
			of $1,116, including interest at 8.5%.
			A balloon payment of $86,809 is due
                        September, 2008.                         81,875   84,961

		Note Payable, Crestar Mortgage Corp.,
			collateralized by building and
			guaranteed by the managing general
			partner of Oak Springs.  Payable in
			monthly installments of $772,
			including interest at 8%.  Due
                        December, 2024.                          81,526   83,106
 (Continued)
12.

MID-ATLANTIC HOME HEALTH NETWORK, INC. PRIVATE
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997


Note 5.	Long-Term Debt (Concluded)

                                                                 1998      1997
		Note Payable, Central Fidelity Bank
			guaranteed by the general partners
			of Oak Springs, payable in monthly
			installments of $1,668, including
			interest at 11.21%.  Due December 5,
                        2007.                                  $74,347   $80,658
                                                               322,727   334,653
                Less current maturities                         15,988    93,405
                                                              $306,739  $241,248

Annual maturities of long-term debt outstanding at December 31, 1998, are as follows:

                           1999            $   15,988
                           2000                17,512
                           2001                20,071
                           2002                21,985
                           2003                24,083
                           Thereafter         223,088
                                           $  322,725

Note 6.	Stock Option Plan and Stock Subscriptions

The Company has an Incentive Stock Option Plan that includes substantially all officers and key employees. The Series C options which expired in 1998 originally had an exercise price of $1 per share. The Company subsequently reduced the option price to $.50 per share.

Options that have been exercised were financed by the Company through notes bearing interest at 8%. The unpaid balance of outstanding notes receivable for stock purchases is shown as a reduction of stockholders' equity.

During 1998 and 1997, the Company did not receive any payments on outstanding notes receivable for the purchase of shares. Because the market value of the outstanding shares is below the option price, the Company has suspended the required payments (including interest) on these notes.

A summary of the status of the Company's incentive stock option plans as of December 31, 1998 and 1997, and changes during the years ending on those dates is presented below:
(Continued)
13.

MID-ATLANTIC HOME HEALTH NETWORK, INC. PRIVATE
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997


Note 6.	Stock Option Plan and Stock Subscriptions (Concluded)

                                        Exercisable Stock Options
                                                      Exercised
                           Outstanding    Granted    or Canceled  Outstanding
                            Beginning      During       During      At End
                             of Year      the Year     the Year     of Year
    1998
       Shares
          Series C         $  156,000   $       -    $  156,000   $       -
       Weighted average
          exercise price          .50           -           .50           -

    1997
       Shares
          Series C         $  181,000   $       -    $   25,000   $  156,000
       Weighted average
          exercise price          .50           -           .50          .50

The Company accounts for its stock option plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, which does not allocate costs to stock options granted at current market values. The Company could, as an alternative, allocate costs to stock options using option pricing models, as provided in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Because of the limited number of options granted and the limited amount of trading activity in the Company's stock, management believes that the Company's stock options are best accounted for in accordance with APB Opinion No.
25. Had the Company accounted for its stock options in accordance with SFAS No. 123, net earnings and earnings per share would not have been materially different from reported amounts.

Note 7.	Lease Commitments

The Company leases certain office facilities and other equipment under non- cancelable leases for terms ranging from one to five years. Future minimum lease payments under these operating leases are as follows:

                           1999            $ 168,933
                           2000              131,436
                           2001               87,890
                           2002               64,419
                           2003               17,317
   Total future minimum lease payments     $ 469,995

During 1998 and 1997, rent expense for all operating leases totaled $131,976 and $131,976, respectively.
14.

MID-ATLANTIC HOME HEALTH NETWORK, INC. PRIVATE
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997


Note 8.	Income Taxes

The Company files a consolidated Federal income tax return, which includes Western Pennsylvania (1997 only), Hunt Country Nursing, Home Health and National Nursing Service. The Company and its subsidiaries file separate returns for state purposes.

The provision for income taxes for the years ended December 31, 1998 and 1997, was comprised of the following:

                                          1998       1997
    Current provision                   $  3,000   $ 51,461

    Deferred provision (benefit)          (3,000)     7,000
    Total provision                     $      -   $ 58,461

The provision for income taxes in 1997 differed from the amount of income tax determined by applying the applicable federal statutory tax rate to pre-tax income as a result of the following:

                                                1997
     Statutory federal tax rate                  34%
     State taxes, net of federal benefit          3%
     Goodwill amortization                      (14)%
     Other                                        2%
     Effective tax rate                          25%

Taxable income for 1998 does not include the losses from operations for Western Pennsylvania because it will file as part of the consolidated return group of its new owners. Accordingly, the Company's taxable income for 1998 was increased by approximately $40,000. As a result, taxable income for tax purposes was approximately $16,000 due principally to changes in deferred tax items.

The deferred tax asset relates to the allowance for doubtful accounts reflected on the balance sheet and incurred but not reported claims recorded through current earnings. Realization of the deferred tax asset is contingent on the occurrence of a write-off of the accounts receivable for tax purposes and payment of premiums to the insurer or payments of actual claims. No valuation allowance was established since the Company believes it is more likely than not that this asset will be realized.

15.

MID-ATLANTIC HOME HEALTH NETWORK, INC. PRIVATE
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997


Note 9.	Related Party Transactions

Periodically, Oak Springs and its affiliates provide the Company with funds needed for various transactions. Oak Springs also enters into debt on behalf of the Company. Rather than Oak Springs immediately transferring cash to the Company at the time the debt is entered into, the Company records an amount due from affiliate. Amounts due from and due to affiliates as of December 31, 1998 and 1997, were as follows:

                                                  1998        1997
     Due from affiliates:
        Oak Springs Nursing Home LP             $  38,312  $      -
        Oak Springs Nursing Home                   41,237    181,924
        Center for Ambulatory/
           Home Infusion Services                  19,334      9,783
        Health Care Ventures, Inc.                106,809         -
        Home Health Services of
           Allegheny County, Inc.                      -      31,881
        Health Ventures Group                       4,086         -
        Care Connections of
           Pennsylvania, Inc.                      83,565        146
                                                  293,343    223,734

     Due to affiliates:
        Western Pennsylvania Home
           Health Network, Inc.                    32,133         -
        Health Care Ventures, Inc.                      5     44,551
        Health Ventures Group                      24,283     25,185
        Center for Ambulatory/
           Home Infusion Services                     445         -
        Oak Springs Nursing Home                    7,672         -
                                                   64,538     69,736
        Net due (to) from affiliates            $ 228,805  $ 153,998

Throughout the year, the Company pays a management fee to various affiliates of Oak Springs. The Company paid management fees of $-0- and $151,267 during the years ended December 31, 1998 and 1997, respectively.

Oak Springs maintains a workers compensation policy, which covers the Company. The Company paid Oak Springs $129,320 and $292,697 during the years ended December 31, 1998 and 1997, respectively, related to this policy.

Note 10.	Supplementary Cash Flow Information

Interest paid during 1998 and 1997 was $334,432 and $265,949, respectively. Income taxes paid during 1997 were $37,252.

16.

MID-ATLANTIC HOME HEALTH NETWORK, INC. PRIVATE
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997


Note 11.	Contingent Liability

As part of the acquisition of National Nurses Service, Inc. on June 30, 1995, the Company issued 500,000 shares of common stock. The stock purchase agreement calls for an adjustment of the purchase price on June 30, 1998, if the market value of the stock is less than $800,000 ($1.60 per share), during the ten-day period immediately preceding June 30, 1998. The purchase price adjustment, to be paid in cash, is the difference between the market value and $800,000. The stock has had limited trading activity and sales prices close to June 30, 1998, were in the range of $.625. Based on those prices the purchase price adjustment could be approximately $487,500.

The Company is negotiating with the owners of the claim to settle the potential purchase price adjustment.

The Company has also listed its securities on a national securities exchange to increase the level of trading activity.

The acquisition of National Nurses Service, Inc. was accounted for as a purchase and the Company recorded approximately $800,000 in goodwill. The payment of any purchase price adjustment would not change the underlying assets acquired. Accordingly, payments would reduce the originally recorded value of stock issued and reduce the amount of paid-in capital.

In the opinion of management, the amount of the purchase price adjustment, if any, will not have a material effect on the Company's financial position.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 16, 1999		MID-ATLANTIC HOME HEALTH NETWORK, INC.


				By:  /s/ Dennis Light
				Dennis Light,  President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature

/s/ Dennis Light		April 16, 1999
Dennis Light, President