Form 10QSB
period 1999-03-31
MID-ATLANTIC HOME HEALTH NETWORK INC
filed 1999-05-17
CIK 1023769

   FORM 10QSB FOR MID-ATLANTIC HOME HEALTH NETWORK, INC. FILED ON MAY 17, 1999



                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999


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
Yes  x    No
    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12.631,202 shares of $.001 par value common stock as of March 31, 1999.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.

                         PART I - FINANCIAL INFORMATION



                                                                            PAGE


Condensed Balance Sheets for March 31, 1999 and December 31, 1998..............1


Condensed Statements of Income for the Three Months ended
March 31, 1999 and 1998........................................................2


Condensed Statements of Cash Flows for the Three Months ended
March 31, 1999 and 1998........................................................3


Notes to Condensed Financial Statements........................................4


Management's Discussion and Analysis or Plan of Operation......................7



MID-ATLANTIC HOME HEALTH NETWORK, INC.
CONSOLIDATED BALANCE SHEET

                                                                             UNAUDITED                  AUDITED
                                                                                31-Mar-99                 31-Dec-98
                                                                         -----------------          ----------------
Current Assets
   Cash and cash equivalents                                             $        803,430           $       816,294
   Accounts receivable, net                                                       700,004                   392,314
   Due from affiliates                                                            327,157                   228,805
   Prepaid expenses and other current assets                                      230,642                   157,449
   Deferred tax asset                                                              34,000                    37,000
                                                                         -----------------          ----------------
           Total current assets                                                 2,095,233                 1,631,862

                                                                         -----------------          ----------------
Property and Equipment, net                                                       251,219                   253,221
                                                                         -----------------          ----------------

Other Assets
   Deposits
   Goodwill                                                                       661,188                   671,360
   Other assets                                                                    29,251                     3,058
                                                                         -----------------          ----------------
           Total other assets                                                     690,439                   674,418
                                                                         -----------------          ----------------
           Total assets                                                  $      3,036,891           $     2,559,501
                                                                         =================          ================

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                      $        266,469           $       152,724
   Accrued salaries and benefits                                                  410,971                   255,220
   Other current liabilities                                                      175,436                   119,162
   Current portion of long-term debt                                               15,070                    15,988
                                                                         -----------------          ----------------
   Deferred revenue
                                                                         -----------------          ----------------
           Total current liabilities                                              867,946                   543,094
                                                                         -----------------          ----------------
   Long-term debt                                                                 304,494                   306,739
                                                                         -----------------          ----------------
           Total liabilities                                             $      1,172,440           $       849,833
                                                                         =================          ================

STOCKHOLDERS' EQUITY
   Common stock, Class A, $.001 par value,
    200,000,000 shares authorized 12,621,202
    shares issued and outstanding at 12/31/97                            $         12,621           $        12,621
   Common stock, Class B, $.001 par value,
    10,000 shares authorized, issued and
    outstanding                                                                        10                        10
   Preferred stock, $1 par value, 5,000,000
    shares authorized, 10,000 shares issued
    and outstanding                                                                10,000                    10,000
   Additional paid-in capital                                                   1,103,485                 1,103,485
   Retained earnings                                                              927,585                   772,802

   Stock subscription receivable                                                 (189,250)                 (189,250)
                                                                         -----------------          ----------------
           Total stockholders' equity                                           1,864,451                 1,709,668

                                                                         -----------------          ----------------
   Total Liabilities and Stockholders' Equity                            $      3,036,891           $     2,559,501
                                                                         =================          ================



U N A U D I T E D
MID-ATLANTIC HOME HEALTH NETWORK, INC.
CONSOLIDATED INCOME STATEMENT


                                                                                31-Mar-99                 31-Mar-98
                                                                         -----------------          ----------------

REVENUES                                                                 $      4,131,120           $     3,239,985

EXPENSES
   Salaries                                                                     3,124,999                 2,559,696
   General and administrative                                                     738,181                   749,039
   Depreciation & amortization                                                     15,377                    31,597
   Interest                                                                        96,316                    70,565

                                                                         -----------------          ----------------
           Total expenses                                                       3,974,873                 3,410,897
                                                                         -----------------          ----------------

           Income before income taxes                                             156,247                  (170,912)

PROVISION FOR INCOME TAXES                                                         (1,164)

                                                                         -----------------          ----------------
           Net income                                                    $        155,083           $      (170,912)
                                                                         =================          ================


EARNINGS PER COMMON SHARE                                                $          0.012           $        (0.014)



MID-ATLANTIC HOME HEALTH NETWORK, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999


                                                                               1998                      1999
                                                                         -----------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           NET INCOME (LOSS)                                             $       (170,912)          $       155,083
           ADJUSTMENT TO RECONCILE NET INCOME
             TO CASH PROVIDED BY OPERATING ACTIVITIES:
                     DEPRECIATION AND AMORTIZATION                                 31,597                    15,376
                     CHANGES IN ASSETS AND LIABILITIES
                       ACCOUNTS RECEIVABLE                                         15,767                  (307,690)
                       DUE FROM AFFILIATES                                         93,783                   (98,352)
                       PREPAID EXPENSES                                          (228,390)                  (73,193)
                       OTHER ASSETS                                                                         (32,968)
                       DEFERRED TAX ASSET                                                                     3,000
                       ACCOUNTS PAYABLE                                            72,725                   113,745
                       ACCRUED SALARIES                                             9,421                   155,751
                       OTHER CURRENT LIABILITIES                                   59,933                    56,274
                       DEFERRED REVENUE                                            14,850
                                                                         -----------------          ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        (101,226)                  (12,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
           ACQUISITION OF PROPERTY, PLANT AND EQUIPMENT                            (1,564)                    3,573

                                                                         -----------------          ----------------
NET CASH USED BY INVESTING ACTIVITIES                                              (1,564)                    3,573

CASH FLOWS FROM FINANCING ACTIVITIES
           REPAYMENT OF LONG TERM DEBT                                             (2,508)                   (3,163)
           DIVIDENDS PAID                                                            (300)                     (300)
           CHANGES IN NOTES PAYABLE

                                                                         -----------------          ----------------
NET CASH USED BY FINANCING ACTIVITIES                                              (2,808)                   (3,463)

NET INCREASE (DECREASE) IN CASH                                                  (105,598)                  (12,864)
CASH BALANCE, DECEMBER 31,                                                        578,699                   816,294

                                                                         -----------------          ----------------
CASH BALANCE, MARCH 31                                                   $        473,101           $       803,430
                                                                         =================          ================


                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998


NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION. The consolidated financial statements include the accounts of Mid-Atlantic Home Health Network, Inc. (MAHN) and its subsidiaries (collectively referred to herein as the company). The subsidiaries include Hunt Country Nursing Services, Inc. (Hunt Country Nursing), Hunt Country Home Health, Inc. (Home Health), and National Nurses Service, Inc. Approximately 80% of MAHN's outstanding shares are owned by Oak Springs Nursing Home Limited Partnership (Oak Springs). The Company is engaged in the services with an emphasis in providing nursing staff services to hospitals, nursing homes and other facilities. The Company operates in Virginia, Maryland, and the District of Columbia.

                  BASIS OF CONSOLIDATION. All significant intercompany accounts and transactions have been eliminated.

                  NET REVENUES. Net revenues are reported at the estimated net realizable amounts from patients, third party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third party payors. Revenue received under third-party agreements is subject to audit. Any adjustments as a result of these audits are reflected in current operations. Approximately 11% and 12% of the Company's net revenues for the years ended December 31, 1999 and 1998, respectively, were from participation in Medicare and state Medicaid programs. In addition, approximately 33% and 35% of the Company's net revenues for the year ended December 31, 1999 and 1998, was from contracts with state and local governmental correctional facilities, including the Commonwealth of Virginia and the District of Columbia. At December 31, 1999 and 1998, 8% and 20%, respectively, of net accounts receivable were due from Medicare and Medicaid. The ability of payors to meet their obligations depends upon their financial stability, future legislation and regulatory actions. The Company does not believe there are any significant credit risks associated with receivables from Medicare and Medicaid.

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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998


NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998


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

NOTE 3.  CONTINGENT LIABILITY

                  As part of the acquisition of National Nurses Service, Inc. on June 30, 1995, the Company issued 500,000 shares of common stock. The stock purchase agreement calls for an adjustment of the purchase price on June 30, 1998, if the market value of the stock is less than $800,000 ($1.60 per share), during the ten-day period immediately preceding June 30, 1998. The purchase price adjustment, to be paid in cash, is the difference between the market value and $800,000. The stock had limited trading activity with a sales price of $.0625. Based on those prices the purchase price adjustment would be in the range of $487,500.

                  The Company is negotiating with the owners of the claim to settle the potential purchase price adjustment.

                  The Company has also listed its securities on a national securities exchange to increase the level of trading activity.

                  The acquisition of National Nurses Service, Inc. was accounted for as a purchase and the Company recorded approximately $800,000 in good will. The payment of any purchase price adjustment would not change the underlying assets acquired. Accordingly, payments would reduce the originally recorded value of stock issued and reduce the amount of paid-in capital.

                  In the opinion of management, the amount of the purchase price adjustment, if any, will not have a material effect on the Company's financial position.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.

                              Filed on May 17, 1999


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Mid-Atlantic Home Health Network, Inc. (MAHN) is a holding company of three corporate entities: National Nurses Service, Inc.; Hunt Country Home Health, Inc.; Hunt Country Nursing Services, Inc. An analysis of each of these entities is depicted below.


                       NATIONAL NURSES SERVICE, INC. (NNS)
                       -----------------------------------

GROSS PROFIT MARGIN:

         Sales for the first quarter of this fiscal year total $2,972,449 versus $2,338,835 in 1998. The increase of $633,614 represents an increase of 27.0%.

         The Silver Spring, Maryland staffing office had a gross profit margin of $298,131 in the first quarter of 1999 as compared to $257,712 in 1998. The increase, in part, is due to the significant increase in hospital staffing revenues: $284,614 versus $127,352.

         Our Richmond, Virginia staffing office increased revenues to $1,250,034 from $873,196 in 1998. This increase in revenues equals $376,838 or an increase of 43.2%. The profit margin for this office increased to $319,008 versus $231,201, or an increase of $87,807 (38.0%). The increase was significantly due to enhanced hospital staffing revenues: $415,095 versus $208,137, and correctional facility revenues: $719,339 versus $555,676.

OPERATING EXPENSES:

         The operating expenses for the first three months totalled $2,754,525 in 1999 versus $2,286,756 or an increase of $467,769 (20.4%).

NET INCOME:

         The net income, before taxes, for National Nurses Service was $217,924 versus $52,079 in 1998. The increase is due to the greater demand for our staffing services and greater productivity from our overhead operations.

         In addition, our home health programs in Tappahannock and Richmond in 1999 made a contribution to general overhead of $43,395 versus a loss of $21,444 in 1998.

                      HUNT COUNTRY HOME HEALTH, INC. (HCHH)
                      -------------------------------------

REVENUES:

         The revenues for the first quarter in 1999 totalled $213,666 versus $142,555. The increase of $71,111 represents a 49.9% increase.

OPERATING EXPENSES:

         The operating expenses for HCHH increased for the first quarter to $226,393 from $202,970 a year ago. This increase of $23,423 represents an increase of 11.5%.

         The year-to-date loss for the first quarter is $12,727 versus a loss of $60,415 a year ago. This agency is close to operating at a break-even after facing serious difficulties adjusting to new Medicare reimbursement regulations on January 1, 1998.


                   HUNT COUNTRY NURSING SERVICES, INC. (HCNS)
                   ------------------------------------------

REVENUES:

         Hunt Country Nursing Services, Inc., our private duty nursing company, with offices in Warrenton, Winchester, Richmond, Tappahannock, and Fredericksburg, Virginia had significant revenue growth in the first quarter.

         For the first quarter, revenues totalled $928,008 versus $577,840 a year ago. This represents an increase of $350,168 or 60.6%.

OPERATING EXPENSES:

         Operating expenses increased from $626,412 for the first quarter last year to $939,958 this year, or an increase of 50.1%. The increase in operating expenses trailed revenue growth.

INCOME LOSS:

         For the first quarter, the operating loss before taxes was $11,950 versus a loss a year ago of $50,745.

         This company is experiencing rapid growth in the volume of its services. Improvements in its gross margins will result in enhanced profitability.


                  MID-ATLANTIC HOME HEALTH NETWORK, INC. (MAHN)
                  ---------------------------------------------

         For the first quarter of 1999, MAHN had a consolidation revenue of $4,131,120 versus $3,239,985 in 1998.

         Operating expenses for the first quarter totalled $3,974,873 versus $3,410,897 in 1998.

         In 1999, the operating gain was $156,247 versus $(170,912) in 1998.

         The improvement in financial performance is due to the significant growth in profitability of National Nurses Service and the reduced operating losses of its other entities.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MID-ATLANTIC HOME HEALTH NETWORK, INC.




Dated:  May 17, 1999                      By:   /s/ Dennis Light
                                             -----------------------------------
                                                    Dennis Light, President