Form 10QSB
period 1999-06-30
MID-ATLANTIC HOME HEALTH NETWORK INC
filed 1999-08-16
CIK 1023769

FORM 10QSB FOR MID-ATLANTIC HOME HEALTH NETWORK, INC. FILED ON AUGUST 16, 1999



                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1999


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12.631,202 shares of $.001 par value common stock as of June 30, 1999.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.

                         PART I - FINANCIAL INFORMATION



                                                                            PAGE


Condensed Balance Sheets for June 30, 1999 and December 31, 1998...............1


Condensed Statements of Income for the Six Months ended
June 30, 1999 and 1998.........................................................2


Condensed Statements of Cash Flows for the Six Months ended
June 30, 1999 and 1998.........................................................3


Notes to Condensed Financial Statements........................................4


Management's Discussion and Analysis or Plan of Operation......................8



MID-ATLANTIC HOME HEALTH NETWORK, INC.
CONSOLIDATED BALANCE SHEET
                                                                                  UNAUDITED                  AUDITED
                                                                                  30-Jun-99                 31-Dec-98
Current Assets
   Cash and cash equivalents                                                   $       419,989           $       816,294
   Accounts receivable, net                                                          4,689,029                 2,998,489
   Due from affiliates                                                                 452,373                   228,805
   Prepaid expenses and other current assets                                           260,960                   157,449
   Deferred tax asset                                                                   37,000                    37,000
                                                                               ----------------          ----------------
           Total current assets                                                      5,859,351                 4,238,037

                                                                               ----------------          ----------------
Property and Equipment, net                                                            248,222                   253,221
                                                                               ----------------          ----------------

Other Assets
   Deposits
   Goodwill                                                                            651,016                   671,360
   Other assets                                                                         54,118                     3,058
                                                                               ----------------          ----------------
           Total other assets                                                          705,134                   674,418
                                                                               ----------------          ----------------
           Total assets                                                        $     6,812,707           $     5,165,676
                                                                               ================          ================

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                            $       258,415           $       152,724
   Accrued salaries and benefits                                                       412,608                   255,220
   Other current liabilities                                                           138,571                   119,162
   Current portion of long-term debt                                                    13,194                    15,988
   Notes Payable                                                                     3,849,502                 2,606,175
                                                                               ----------------          ----------------
   Deferred revenue
                                                                               ----------------          ----------------
           Total current liabilities                                                 4,672,290                 3,149,269
                                                                               ----------------          ----------------
   Long-term debt                                                                      302,232                   306,739
                                                                               ----------------          ----------------
           Total liabilities                                                   $     4,974,522           $     3,456,008
                                                                               ================          ================

STOCKHOLDERS' EQUITY
   Common stock, Class A, $.001 par value,
    200,000,000 shares authorized 12,621,202
    shares issued and outstanding at 12/31/98                                  $        12,621           $        12,621
   Common stock, Class B, $.001 par value,
    10,000 shares authorized, issued and
    outstanding                                                                             10                        10
   Preferred stock, $1 par value, 5,000,000
    shares authorized, 10,000 shares issued
    and outstanding                                                                     10,000                    10,000
   Additional paid-in capital                                                        1,103,485                 1,103,485
   Retained earnings                                                                   901,319                   772,802

   Stock subscription receivable                                                      (189,250)                 (189,250)
                                                                               ----------------          ----------------
           Total stockholders' equity                                                1,838,185                 1,709,668

                                                                               ----------------          ----------------
   Total Liabilities and Stockholders' Equity                                  $     6,812,707           $     5,165,676
                                                                               ================          ================


U N A U D I T E D
MID-ATLANTIC HOME HEALTH NETWORK, INC.
CONSOLIDATED INCOME STATEMENT

                                                                                     30-Jun-99                30-Jun-98

REVENUES                                                                       $     8,492,997          $     7,090,168

EXPENSES
   Salaries                                                                          6,528,949                5,419,290
   General and administrative                                                        1,520,482                1,580,821
   Depreciation & amortization                                                          31,865                   60,747
   Interest                                                                            200,179                  154,266

                                                                               ----------------         ----------------
           Total expenses                                                            8,281,475                7,215,124
                                                                               ----------------         ----------------

           Income before income taxes                                                  211,522                 (124,956)

PROVISION FOR INCOME TAXES                                                             (82,404)

                                                                               ----------------         ----------------
           Net income                                                          $       129,118          $      (124,956)
                                                                               ================         ================


EARNINGS PER COMMON SHARE                                                      $         0.010          $        (0.010)



MID-ATLANTIC HOME HEALTH NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                               1999                       1998
                                                                          ----------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (loss)                                                   $       129,118           $      (124,956)
      Adjustments to reconcile net income to net
       cash provided by operating activities:
                Depreciation and amortization                                      31,865                    60,747
                Changes in assets and liabilities:
                  Accounts receivable                                          (1,690,540)                 (806,991)
                  Due from affiliates                                            (223,568)                   26,796
                  Prepaid expenses                                               (103,511)                 (132,330)
                  Other assets                                                    (58,045)                   (8,167)
                  Deferred tax asset                                                    -                         -
                  Accounts payable                                                105,691                    93,805
                  Accrued salaries                                                157,388                    19,705
                  Other current liabilities                                        19,409                    77,760

                                                                          ----------------          ----------------
                Net cash provided by operating activities                      (1,632,193)                 (793,631)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property, plant and equipment                                    462                   (12,422)

                                                                          ----------------          ----------------
                Net cash provided by investing activities                             462                   (12,422)

CASH FLOWS FROM FINANCING ACTIVITIES
      Repayment of long term debt                                                  (7,301)                   69,196
      Dividends paid on preferred stock                                              (600)                     (600)
      Changes in notes payable                                                  1,243,327                   664,021

                                                                          ----------------          ----------------
                Net cash provided by financing activities                       1,235,426                   732,617

                Net increase (decrease) in cash                                  (396,305)                  (73,436)

CASH AND CASH EQUIVALENTS
Cash balance, December 31,                                                        816,294                   578,699

                                                                          ----------------          ----------------
Cash balance, June 30,                                                    $       419,989           $       505,263
                                                                          ================          ================

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 and 1998


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

                  NET REVENUES. Net revenues are reported at the estimated net realizable amounts from patients, third party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third party payors. Revenue received under third-party agreements is subject to audit/review. Any adjustments as a result of these audits/reviews are reflected in current operations. Approximately 11% and 12% of the Company's net revenues for the years ended December 31, 1999 and 1998, respectively, were from participation in Medicare and state Medicaid programs. In addition, approximately 33% and 35% of the Company's net revenues for the year ended December 31, 1999 and 1998, was from contracts with state and local governmental correctional facilities, including the Commonwealth of Virginia and the District of Columbia. At December 31, 1999 and 1998, 8% and 20%, respectively, of net accounts receivable were due from Medicare and Medicaid. The ability of payors to meet their obligations depends upon their financial stability, future legislation and regulatory actions. The Company does not believe there are any significant credit risks associated with receivables from Medicare and Medicaid.

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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 and 1998


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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 and 1998


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

NOTE 4.  COST REPORT ADJUSTMENT:

                  In June, 1999, the Medicare Cost Reports for the home health agencies were filed for the 1998 year. These reports indicated that the Richmond and Tappahannock agencies exceeded certain Medicare cost limits by $85,000. Therefore, $85,000 was deducted in the second quarter of 1999 (see Note 1 - Net Revenues) for losses that relate to 1998.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 and 1998


NOTE 5.  MEDICARE CONTRACTUAL ALLOWANCES:

                  It was determined in the second quarter that Medicare contractual allowances (deductions from gross revenues) were underestimated for the first quarter by $40,000. Consequently, the adjustment was recorded in the second quarter thereby overstating contractual allowances for the second quarter, but assuring year-to-date accuracy.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.

                            FILED ON AUGUST 16, 1999

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Mid-Atlantic Home Health Network, Inc. (MAHN) is a holding company of three corporate entities: National Nurses Service, Inc.; Hunt Country Home Health, Inc.; Hunt Country Nursing Services, Inc. An analysis of each of these entities is depicted below.


                       NATIONAL NURSES SERVICE, INC. (NNS)

Net Income:
-----------

         Sales for the first six months of this fiscal year totalled $5,774,000 versus $5,053,000 a year ago. The increase is a 14.3% gain in net revenues. Operating expenses increased $638,100 or 13.1%. Consequently, this staffing company increased its operating income from $170,000 a year ago to $252,000 in 1999 --- a 32% growth in income. The increased profitability is due to the continued strong demand for nurse staffing in hospitals, nursing homes, and correctional facilities and the ability of the company to exact greater productivity from overhead operations.

         Income for National Nurses Service was impacted by a prior year adjustment of $85,000 for Medicare Cost Reports filed for 1998 for its Tappahannock and Richmond Medicare home health agencies.


                      HUNT COUNTRY HOME HEALTH, INC. (HCHH)

Revenues:
---------

         The net revenues for the first six months for this Medicare certified home health agency totaled $503,000 versus $259,000 a year ago. The increase of $244,000 is a 94% increase and is due to greater demand in the Warrenton and Fredericksburg, Virginia areas.

Operating Expenses:
-------------------

         The operating expenses for HCHH increased for the first six months to $502,000 as compared to $456,000 a year ago. The increase in expenses is only $46,000 or 10.1%.

         This Medicare home health agency operated at break-even this fiscal year (January - June) as compared to a loss of $197,000 a year ago. The agency has now fully adjusted to the new Medicare reimbursement regulations effective January 1, 1998.

         The company received JCAHO accreditation for three years during the quarter.

                   HUNT COUNTRY NURSING SERVICES, INC. (HCNS)


Revenues:
---------

         Hunt Country Nursing Services, Inc., our private duty nursing company, with offices in Warrenton, Winchester, Richmond, Tappahannock and Fredericksburg, Virginia had significant revenue growth in the first half of the year. For the first six months, revenues totalled $2,182,000 versus $1,197,000 a year ago. The increase of $985,000 is an increase of 82%.

Operating Expenses:
-------------------

         Operating expenses for the first six months of 1999 totalled $2,157,000 versus $1,282,000. While expenses increased $875,000, or 68%, the level of expenses resulted in greater productivity given the 82% increase in revenue.

Income Loss:
------------

         For the first half of 1999, HCNS had an operating gain of $25,000 versus a loss of $83,000 a year ago.

         The company is experiencing rapid growth in the demand for its services. Continued improvements in its gross margins will result in enhanced profitability.

         The company received JCAHO accreditation for three years during the quarter.


                  MID-ATLANTIC HOME HEALTH NETWORK, INC. (MAHN)

         For the first six months, MAHN had consolidated revenues of $8,493,000 versus $7,095,000 in 1998. The increase in revenues of $1,398,000 is 19.7%. The increased revenues is due to solid growth in staffing, home health and private duty nursing services.

         While revenues increased 19.7%, operating expenses increased 14.7%, leaving income before taxes of $212,000 versus a loss of $125,000 a year ago.

         There was a reduction of general and administrative expenses from $1,585,000 in 1998 to $1,520,000 in 1999, or a 4% reduction. The greater productivity of general and administrative functions coupled with a revenue growth of 19.7% has placed MAHN on more solid footing.

         We anticipate continued and increased demand for our staffing, home health, and private duty nursing services. MAHN does not face difficulties in marketing its services. Its challenges are in the recruitment of sufficient nursing personnel to meet the demands for its nursing care services.

         It should also be noted that there was a prior year adjustment of $85,000 for Medicare Cost Reports filed for 1998 in the second quarter. Without this adjustment net income before taxes would have been $297,000 for the first six months of 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MID-ATLANTIC HOME HEALTH NETWORK, INC.




Dated:  August 16, 1999                   By:    /s/ Dennis Light
                                             ----------------------------------
                                                 Dennis Light, President