Form 10QSB
period 1999-09-30
MID-ATLANTIC HOME HEALTH NETWORK INC
filed 1999-11-15
CIK 1023769

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1999


Commission File Number D-24165


                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
         Nevada                                               93-1108124


                         7504 Diplomat Drive, Suite 101
                               Manassas, Virginia
                                   20109-2631

                                  703/335-1957


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12.631,202 shares of $.001 par value common stock as of September 30, 1999.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.

                         PART I - FINANCIAL INFORMATION



                                                                          PAGE


Condensed Balance Sheets for September 30, 1999 and December 31, 1998  ......1


Condensed Statements of Income for the Nine Months ended
September 30, 1999 and 1998..................................................2


Condensed Statements of Cash Flows for the Nine Months ended
September 30, 1999 and 1998..................................................3


Notes to Condensed Financial Statements......................................4


Management's Discussion and Analysis or Plan of Operation....................8


MID-ATLANTIC HOME HEALTH NETWORK, INC.
CONSOLIDATED BALANCE SHEET

                                                                                  UNAUDITED                  AUDITED
                                                                                  30-Sep-99                 31-Dec-98
Current Assets
   Cash and cash equivalents                                                   $       491,733            $       816,294
   Accounts receivable, net                                                          4,425,257                  2,998,489
   Due from affiliates                                                                 452,117                    228,805
   Prepaid expenses and other current assets                                           245,980                    157,449
   Deferred tax asset                                                                   37,000                     37,000
                                                                               ----------------           ----------------
           Total current assets                                                      5,652,087                  4,238,037

                                                                               ----------------           ----------------
Property and Equipment, net                                                            243,374                    253,221
                                                                               ----------------           ----------------

Other Assets

   Goodwill                                                                            643,302                    671,360
   Other assets                                                                         58,083                      3,058
                                                                               ----------------           ----------------
           Total other assets                                                          701,385                    674,418
                                                                               ================           ================
           Total assets                                                        $     6,596,846            $     5,165,676
                                                                               ================           ================

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                            $       256,408            $       152,724
   Accrued salaries and benefits                                                       468,571                    255,220
   Other current liabilities                                                           168,274                    119,162
   Current portion of long-term debt                                                    12,236                     15,988
   Notes payable                                                                     3,441,561                  2,606,175
   Deferred revenue
                                                                               ----------------           ----------------
           Total current liabilities                                                 4,347,050                  3,149,269
                                                                               ----------------           ----------------
   Long-term debt                                                                      300,440                    306,739
                                                                               ================           ================
           Total liabilities                                                   $     4,647,490            $     3,456,008
                                                                               ================           ================

STOCKHOLDERS' EQUITY
   Common stock, Class A, $.001 par value,
    200,000,000 shares authorized 12,621,202
    shares issued and outstanding at 12/31/98                                  $        12,621            $        12,621
   Common stock, Class B, $.001 par value,
    10,000 shares authorized, issued and
    outstanding                                                                             10                         10
   Preferred stock, $1 par value, 5,000,000
    shares authorized, 10,000 shares issued
    and outstanding                                                                     10,000                     10,000
   Additional paid-in capital                                                        1,103,485                  1,103,485
   Retained earnings                                                                 1,012,490                    772,802

   Stock subscription receivable                                                      (189,250)                  (189,250)
                                                                               ----------------           ----------------
           Total stockholders' equity                                                1,949,356                  1,709,668

                                                                               ================           ================
           Total liabilities and stockholders' equity                          $     6,596,846            $     5,165,676
                                                                               ================           ================

U N A U D I T E D
MID-ATLANTIC HOME HEALTH NETWORK, INC.
CONSOLIDATED INCOME STATEMENT

                                                                                     30-Sep-99                  30-Sep-98
REVENUES                                                                       $    13,314,583            $    10,824,855

EXPENSES
   Salaries                                                                         10,201,481                  8,265,859
   General and administrative                                                        2,383,422                  2,247,311
   Depreciation & amortization                                                          48,699                     76,696
   Interest                                                                            313,848                    237,109

                                                                               ----------------           ----------------
           Total expenses                                                           12,947,450                 10,826,975

                                                                               ----------------           ----------------
           Income before income taxes                                                  367,133                     (2,120)

PROVISION FOR INCOME TAXES                                                            (126,544)

                                                                               ----------------           ----------------
           Net income                                                          $       240,589            $        (2,120)
                                                                               ================           ================


EARNINGS PER COMMON SHARE                                                      $         0.019            $        (0.000)

MID-ATLANTIC HOME HEALTH NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                    1999                       1998
                                                                               ----------------           ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net Income (loss)                                                   $       240,589            $        (2,120)
           Adjustments to reconcile net income to net
            cash provided by operating activities:
                     Depreciation and amortization                                      43,526                     47,407
                     Changes in assets and liabilities:
                       Accounts receivable                                          (1,426,768)                   468,543
                       Due from affiliates                                            (223,312)                   (78,676)
                       Prepaid expenses and other current assets                       (88,531)                  (157,774)
                       Other assets                                                    (61,110)                  (174,298)
                       Deferred tax asset                                                    -                          -
                       Accounts payable                                                103,685                     34,264
                       Accrued salaries                                                213,351                      2,315
                       Deferred revenue                                                      -                    (29,700)
                       Other current liabilities                                        49,112                     21,965

                                                                               ----------------           ----------------
                     Net cash provided by operating activities                      (1,149,458)                   131,926

CASH FLOWS FROM INVESTING ACTIVITIES:
           Acquisition of property, plant and equipment                                    462                    (11,344)

                                                                               ----------------           ----------------
                     Net cash provided by investing activities                             462                    (11,344)

CASH FLOWS FROM FINANCING ACTIVITIES
           Repayment of long term debt                                                 (10,051)                    (8,577)
           Dividends paid on preferred stock                                              (900)                      (900)
           Changes in notes payable                                                    835,386                          -

                                                                               ----------------           ----------------
                     Net cash provided by financing activities                         824,435                     (9,477)

                     Net increase (decrease) in cash                                  (324,561)                   111,105

CASH AND CASH EQUIVALENTS
Cash balance, December 31,                                                             816,294                    578,699

                                                                               ----------------           ----------------
Cash balance, September 30,                                                    $       491,733            $       689,804
                                                                               ================           ================


                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 and 1998


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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 and 1998


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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 and 1998


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

NOTE 4.  COST REPORT ADJUSTMENT:

         In June, 1999, the Medicare Cost Reports for the home health agencies were filed for the 1998 year. These reports indicated that the Richmond and Tappahannock agencies exceeded certain Medicare cost limits by $85,000. Therefore, $85,000 was deducted in in the second quarter of 1999 (see Note 1 - Net Revenues) for losses that relate to 1998.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 and 1998


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

                           FILED ON NOVEMBER 15, 1999

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


                       NATIONAL NURSES SERVICE, INC. (NNS)

NET INCOME:
-----------

         Sales for the first nine months of this fiscal year totalled $8,810,000 versus $7,895,000 a year ago. The increase is a 11.6 percent gain in net revenues. Operating expenses increased 10.8 percent. Consequently, this staffing company increased its operating income from $277,000 a year ago to $348,000 in 1999---a 25.6 percent growth in income. The increased profitability is due to the continued strong demand for nurse staffing in hospitals, nursing homes, schools, and correctional facilities and the ability of the company to exact greater productivity from overhead operations.

         1999 income for National Nurses Service was negatively impacted by a prior year adjustment of $85,000 for Medicare Cost Reports filed for 1998 for its Tappahannock and Richmond Medicare home health agencies.


                      HUNT COUNTRY HOME HEALTH, INC. (HCHH)

REVENUES:
---------

         The net revenues for the first nine months for this Medicare certified home health agency totalled $836,000 versus $520,000 a year ago. The increase of $316,000 is a 60.8 percent increase and is due to greater demand in the Warrenton and Fredericksburg, Virginia areas.

OPERATING EXPENSES:
-------------------

         The operating expenses for Hunt Country Home Health increased for the first nine months to $812,000 as compared to $718,000 a year ago. The increase in expense is only $94,000 or 13.1%.

         This Medicare home health agency operated at a profit of $24,000 for the first nine months of this fiscal year as compared to a loss of $198,000 a year ago. The agency has fully adjusted to the new Medicare reimbursement regulations effective January 1, 1998.

         During this year, the agency received JCAHO accreditation for three years.


                   HUNT COUNTRY NURSING SERVICES, INC. (HCNS)


REVENUES:
---------

         HUNT COUNTRY NURSING SERVICES, INC., our private duty nursing company, with offices in Warrenton, Winchester, Richmond, Tappahannock and Fredericksburg, Virginia had significant revenue growth in the first nine months of the year. For the first nine months, revenues totalled $3,621,000 versus $1,867,000 a year ago. The increase of $1,754,000 is an increase of 93.9%.

OPERATING EXPENSES:
-------------------

         Operating expenses for the first nine months of 1999 totalled $3,534,000 versus $1,976,000. While expenses increased $1,558,000, or 78%, the level of expenses resulted in greater productivity given the 94% increase in revenue.

INCOME:
-------

         For the first nine months of 1999, HCNS had an operating gain of $87,000 versus a loss of $109,000 a year ago.

         The company is experiencing rapid growth in the demand for its services. Continued improvements in its gross margins will result in enhanced profitability.

         The company received JCAHO accreditation for three years during this year.


                  MID-ATLANTIC HOME HEALTH NETWORK, INC. (MAHN)

         For the first nine months, MAHN had consolidated revenues of $13,315,000 versus $10,825,000 in 1998. The increase in revenues of $2,490,000 is 23%. The increased revenues is due to solid growth in staffing, home health and private duty nursing services.

         While revenues increased 23%, operating expenses increased 19%, leaving income before taxes of $367,000 versus a loss of $2,000 a year ago.

         There was a slight increase in general and administrative expenses from $2,247,000 in 1998 to $2,383,000 in 1999, or a 6% increase. The greater productivity of general and administrative functions coupled with a revenue growth of 23% has placed MAHN on more solid footing.

         We anticipate continued and increased demand for our staffing, home health, and private duty nursing services. MAHN does not face difficulties in marketing its services. Its challenges are in the recruitment of sufficient nursing personnel to meet the demands for its nursing care services.

         It should also be noted that there was a prior year adjustment of $85,000 for Medicare Cost Reports filed for 1998 in the second quarter. Without this adjustment net income before taxes would have been $452,000 for the first nine months of 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MID-ATLANTIC HOME HEALTH NETWORK, INC.




Dated:  November 15, 1999          By: /s/ Dennis Light
                                      ----------------------------
                                           Dennis Light, President