Form 10KSB
period 1999-12-31
MID-ATLANTIC HOME HEALTH NETWORK INC
filed 2000-03-28
CIK 1023769

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to
                              ----------     ----------
                         Commission file number D-24165


                     MID-ATLANTIC HOME HEALTH NETWORK, INC.

          Nevada                    93-1108124

                         7504 Diplomat Drive, Suite 101
                               Manassas, Virginia
                                   20109-2631
                                  703/335-1957

           Securities registered pursuant to Section 12(b) of the Act:
                            Common Stock $- Par Value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:\
As of March 27, 2000 the average bid price of common stock was $.25 and the average asked price was $.75.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 27, 2000 the number of shares of common stock outstanding was 12,621,142.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.

                             Filed on March 28, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


         Mid-Atlantic Home Health Network, Inc. (MAHN) is a holding company of four corporate entities: National Nurses Service, Inc.; Hunt Country Home Health, Inc.; Hunt Country Nursing Services, Inc., and The Center for Ambulatory and Home Infusion Services. An analysis of consolidated operations as well as each of these entities is depicted below.


                  MID-ATLANTIC HOME HEALTH NETWORK, INC. (MAHN)

                                  CONSOLIDATED
                                  ------------

         For the fiscal year 1999, MAHN had consolidated income, after taxes of $426,000 versus $8,000 in the prior year. The dramatic change in the bottom line is primarily due to these factors:

         1) Revenues jumped from $14,698,000 in 1998 versus $18,984,000 in 1999. The increase of $4,286,000 is a 29.1 percent increase.

         2) Greater productivity was achieved in the general and administrative expense category. While general and administrative expenses increased $82,135, the increase was 2.4 percent as compared to a
             29.1 percent increase in volume of business. In effect, general and administrative expense in 1998 represented 23 percent of revenues, in 1999 it declined to 18 percent of revenues.

             In addition, interest expenses increased $89,000 or 26 percent over 1998. The increase in this cost category was not equal to the increase in the volume of business transacted.

             Earnings per common share totalled .03 in 1999 versus .001 in 1998.

             It should be noted that there was a prior year adjustment of $85,000 for Medicare Cost Reports filed for 1998 in the second quarter of 1999. Without this adjustment, net income before taxes would have been $694,017 versus the reported $609,017 BEFORE TAX number.

             We anticipate continued and increased demand for our staffing, private duty nursing services, durable medical equipment, and home health services. MAHN does not face difficulties in the marketing of its services. Its challenges are in the recruitment of sufficient nursing personnel to meet the demands for its nursing care services.

             MAHN expanded its services in 1999 by opening up office locations in Winchester and Manassas, Virginia. It also acquired the durable medical equipment operations of The Center for Ambulatory and Home Infusion Services. In early 2000, it furthered this expansion by opening up nurse staffing and private duty outlets in Vienna and Charlottesville, Virginia. In addition, it established a pediatric durable medical equipment service in Charlottesville.

             The additional outlets for nurse staffing and private duty nursing have provided greater ease in recruitment. At the same time, continued centralization of general and administrative functions have resulted in greater productivity. This combination of increasing the numbers of distribution points in the Mid-Atlantic while centralizing overhead functions will continue in the Year 2000.


                       NATIONAL NURSES SERVICE, INC. (NNS)

OPERATING REVENUES:
-------------------

         Operating revenues for the fiscal year 1999 totalled $12,478,000 versus $10,809,000 in 1998 for our nurse staffing company. The revenue increase of $1,669,000 represents a 15 percent increase. NNS continues to experience greater demand for its nursing personnel from hospitals, clinics, nursing homes, schools, and correctional facilities. As the age wave continues to impact the population, and the shortage of nursing personnel persists, we anticipate continued strong demand for nurse staffing. A new nurse staffing outlet was in January, 2000, added in Vienna, Virginia to complement the outlet in Richmond, Virginia and Silver Spring, Maryland.

OPERATING EXPENSES:
-------------------

         Total operating expenses for fiscal year 1999 was $11,812,000 versus $10,279,000 in the prior year. This represents an increase of $1,533,000 or 14.9 percent. Operating expenses expressed as a percentage of operating revenues remained reasonably stable at 94.7 percent in 1999 versus 95.1 in 1998.

         The operating income before taxes of NNS improved for fiscal year 1999. In 1999, NNS had $667,000 in operating income versus $529,000 in 1998---a 26 percent increase. The increased profitability is primarily due to increased revenues with slight improvements in its overhead costs as a percentage of sales.

                   HUNT COUNTRY NURSING SERVICES, INC. (HCNS)

OPERATING REVENUES:
-------------------

         Hunt Country Nursing Services, Inc., our private duty nursing company, had significant revenue growth in fiscal year 1999. Operating revenues totalled $5,297,000 versus $2,628,000 a year ago; the increase of $2,669,000 is slightly in excess of DOUBLE the prior year operating revenues (101.6% increase).

         The increase in revenues is substantially due to increased recruitment and marketing efforts as well as the opening of additional outlets, which is helpful for recruitment purposes. At this time, private duty nursing offices are located in Richmond, Fredericksburg, Warrenton, Winchester, Tappahannock, Manassas, and Vienna, Virginia. An office in Charlottesville is scheduled to open in March, 2000.

OPERATING EXPENSES:
-------------------

         Operating expenses for HCNS increased to $5,173,000 in 1999 versus $2,767,000 in 1998. The 87 percent increase in expenses is favorable as compared to the 101.6 percent increase in operating revenues. Profit margins improved for this company as total salaries, as a percentage of revenues, declined from 79.3 percent in 1998 to 75.3 percent in 1999.

INCOME/LOSS:
------------

         HCNS generated a profit of $124,000 for fiscal year 1999 as compared to a loss of $138,000 in 1998.

         This company continues to expect revenue and income growth, and further expansion through the Mid-Atlantic.


                      HUNT COUNTRY HOME HEALTH, INC. (HCHH)

OPERATING REVENUES:
-------------------

         The operating revenues for fiscal year 1999 for this Medicare Certified home health agency totalled $1,184,000, which is a 59 percent increase over the prior year. The increase of $441,000 is due to greater demand in our Warrenton and Fredericksburg sites.

OPERATING EXPENSES:
-------------------

         Operating expenses increased from $950,000 in 1998 versus $1,164,000 in 1999.

INCOME/LOSS:
------------

         In fiscal year 1999, HCHH experienced income of $20,000 versus a loss of $206,000 in 1998. This company made major improvements in its bottom line through major adjustments to new Medicare regulations that impacted this company in 1998. It is now planning to make adjustments to meet the requirements of the Prospective Pay System scheduled to begin in October, 2000.


          THE CENTER FOR AMBULATORY AND HOME INFUSION SERVICES (CAHIS)

         MAHN acquired this entity from the main shareholder, Oak Springs Nursing Home Limited Partnership (OSNHLP), November 1, 1999. The focus of the acquisition is the durable medical equipment business which is complemented by the vast amount of home health and private duty nursing services provided in the State of Virginia.

         This company earned $30,000 in 1999 prior to acquisition. It is anticipated that MAHN will close the legal entity (The Center for Ambulatory and Home Infusion Services) and provide durable medical equipment services from its HCNS entity. Further, we anticipate expansion of durable medical equipment sales in Virginia in 2000.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 1999

                                 C O N T E N T S



                                                                          Pages

INDEPENDENT AUDITORS' REPORT                                                  1

FINANCIAL STATEMENTS

  Consolidated balance sheets                                           3 and 4

  Consolidated statements of income                                           5

  Consolidated statements of stockholders' equity                             6

  Consolidated statements of cash flows                                       7

  Notes to consolidated financial statements                             8 - 15

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Mid-Atlantic Home Health Network, Inc.
  and Subsidiaries


         We have audited the accompanying consolidated balance sheets of Mid-Atlantic Home Health Network, Inc. and Subsidiaries (the Company), as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid-Atlantic Home Health Network, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

         As discussed in Note 11, the Company may be liable for additional amounts related to a potential purchase price adjustment of a previously acquired subsidiary. The ultimate amount, if any, of the adjustment cannot be determined; however, management is of the opinion that it will not have a material effect on the Company's financial position.


/s/ Eggleston Smith P.C.


March 24, 2000

                              FINANCIAL STATEMENTS

                                   YEARS ENDED

                           DECEMBER 31, 1999 AND 1998

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998


                                                      1999             1998
                                                ---------------  ---------------
        ASSETS

CURRENT ASSETS
 Cash and cash equivalents                      $      548,889   $      816,294
 Accounts receivable, net of allowances of
  $106,240 in 1999 and $43,371 in 1998               4,278,363        2,998,489
 Due from affiliates                                   273,343          228,805
 Prepaid expenses and other current assets             187,760          157,449
 Deferred tax asset                                     72,000           37,000
                                                ---------------  ---------------

          Total current assets                       5,360,355        4,238,037
                                                ---------------  ---------------

PROPERTY AND EQUIPMENT, net                            278,779          253,221
                                                ---------------  ---------------

OTHER ASSETS
 Goodwill, net of accumulated amortization of
  $269,156 in 1999 and $222,351 in 1998                781,239          671,360
 Other assets                                           30,786            3,058
                                                ---------------  ---------------

          Total other assets                           812,025          674,418



                                                ---------------  ---------------
          Total assets                          $    6,451,159   $    5,165,676
                                                ===============  ===============






See Notes to Consolidated Financial Statements.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998


                                                      1999             1998
                                                ---------------  ---------------
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt           $       16,393   $       15,988
 Notes payable                                       2,993,081        2,606,175
 Accounts payable                                      325,605          152,724
 Accrued salaries and related employee benefits        397,881          255,220
 Other current liabilities                             164,270          119,162
 Income taxes payable                                  125,090                -
                                                ---------------  ---------------

          Total current liabilities                  4,022,320        3,149,269

LONG-TERM DEBT, net of current maturities              294,123          306,739
                                                ---------------  ---------------

          Total liabilities                          4,316,443        3,456,008
                                                ---------------  ---------------

STOCKHOLDERS; EQUITY
 Common stock, Class A, $.001 par value,
  200,000,000 shares authorized
  12,621,202 shares issued and
  outstanding                                           12,621           12,621
 Common stock, Class B, $.001 par value,
  10,000 shares authorized, issued and
  outstanding                                               10               10
 Preferred stock, $1 par value, 5,000,000
  shares authorized, 10,000 shares issued
  and outstanding                                       10,000           10,000
 Additional paid-in capital                          1,103,485        1,103,485
 Retained earnings                                   1,197,850          772,802
                                                ---------------  ---------------
                                                     2,323,966        1,898,918
 Stock subscriptions receivable                       (189,250)        (189,250)
                                                ---------------  ---------------

          Total stockholders' equity                 2,134,716        1,709,668
                                                ---------------  ---------------

          Total liabilities and stockholders'
           equity                               $    6,451,159   $    5,165,676
                                                ===============  ===============

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                           December 31, 1999 and 1998


                                                      1999             1998
                                                ---------------  ---------------

REVENUES                                        $   18,984,218   $   14,698,133
                                                ---------------  ---------------

EXPENSES
 Patient care costs                                 14,403,802       10,873,185
 General and administrative                          3,494,086        3,411,951
 Amortization                                           52,997           70,338
 Interest expense, net                                 424,316          334,823
                                                ---------------  ---------------

          Total expenses                            18,375,201       14,690,297
                                                ---------------  ---------------

          Income before income taxes                   609,017            7,836

PROVISION FOR INCOME TAXES                             182,769                -
                                                ---------------  ---------------

          Net income                            $      426,248   $        7,836
                                                ===============  ===============

EARNINGS PER COMMON SHARE                       $          .03   $            -
                                                ===============  ===============




See Notes to Consolidated Financial Statements.

                                    MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                               AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    Years Ended December 31, 1999 and 1998


                                                                              Additional                   Stock
                                        Common Stock            Preferred      Paid-In      Retained    Subscriptions
                                     Class A       Class B        Stock        Capital      Earnings      Receivable      Total
                                  ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance, January 1, 1998                12,621            10        10,000  $  1,103,485  $    766,166  $   (189,250) $  1,703,032

 Dividend on preferred stock                 -             -             -             -        (1,200)            -        (1,200)
 Net income                                  -             -             -             -         7,836             -         7,836
                                  ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance, December 31, 1998              12,621            10        10,000     1,103,485       772,802      (189,250)    1,709,668

 Dividend on preferred stock                 -             -             -             -        (1,200)            -        (1,200)
 Net income                                  -             -             -             -       426,248             -       426,248
                                  ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance, December 31, 1999              12,621            10        10,000  $  1,103,485  $  1,197,850  $   (189,250) $  2,134,716
                                  ============= ============= ============= ============= ============= ============= =============


See Notes to Consolidated Financial Statements.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           December 31, 1999 and 1998


                                                      1999             1998
                                                ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                     $      426,248   $        7,836
 Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation                                        21,365           17,307
    Amortization                                        47,805           68,718
    Deferred taxes                                     (35,000)          (3,000)
    Changes in assets and liabilities:
     Accounts receivable                            (1,279,874)        (214,810)
     Due from affiliates                              (200,298)         (74,807)
     Prepaid expenses and other current assets         (30,311)         (86,539)
     Accounts payable                                  172,881          (53,190)
     Accrued salaries and related employee
      benefits                                         142,661          (68,045)
     Income taxes payable                              125,090                -
     Other current liabilities                          45,108          (35,241)
     Other assets                                      (29,652)           1,258
                                                ---------------  ---------------

          Net cash used in operating activities       (593,977)        (440,513)
                                                ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                   (46,923)         (10,425)
                                                ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Changes in notes payable                              386,906          701,658
 Repayment of long-term debt                           (12,211)         (11,925)
 Dividend paid on preferred stock                       (1,200)          (1,200)
                                                ---------------  ---------------

          Net cash provided by financing
           activities                                  373,495          688,533
                                                ---------------  ---------------

          Net increase (decrease) in cash
           and cash equivalents                       (267,405)         237,595

CASH AND CASH EQUIVALENTS
 Beginning                                             816,294          578,699
                                                ---------------  ---------------

 Ending                                         $      548,889   $      816,294
                                                ===============  ===============


See Notes to Consolidated Financial Statements.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION. The consolidated financial statements include the accounts of Mid-Atlantic Home Health Network, Inc. (MAHN) and its subsidiaries (collectively referred to herein as the Company). The subsidiaries include Western Pennsylvania Home Health Network, Inc. (Western Pennsylvania), Hunt Country Nursing Services, Inc. (Hunt Country Nursing), Hunt Country Home Health, Inc. (Home Health), Altis Federal Services d/b/a National Nurses Services, Inc. and the Center for Ambulatory and Home Infusion Services, Inc. (CAHIS).

         The Company acquired the Center for Ambulatory and Home Infusion Service as of November 1, 1999, in a non-cash transaction from an affiliate. The results of operations for CAHIS are included in the consolidated financial statements from that date.

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

         NET REVENUES. Net revenues are reported at the estimated net realizable amounts from patients, third party payers, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third party payers. Revenue received under third-party agreements is subject to audit. Any adjustments as a result of these audits are reflected in current operations. Approximately 9% and 11% of the Company's net revenues for the years ended December 31, 1999 and 1998, respectively, were from participation in Medicare and state Medicaid programs. In addition, approximately 59% and 33% of the Company's net revenues for the years ended December 31, 1999 and 1998, respectively, was from contracts with state and local governmental correctional facilities, including the Commonwealth of Virginia and the District of Columbia.

         At December 31, 1999 and 1998, 3% and 8%, respectively, of net accounts receivable were due from Medicare and Medicaid. The ability of payers to meet their obligations depends upon their financial stability, future legislation and regulatory actions.

                                                                     (Continued)

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                                                     (Continued)

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


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

NOTE 2.  ACCOUNTS RECEIVABLE

         Accounts receivable arise from the provision of staffing services to hospitals, nursing homes and other facilities in the Virginia, Maryland, District of Columbia and Pennsylvania areas. The principal payers for these services are the patients, insurance companies, various state and local government agencies, other institutional providers of healthcare, the Medicare program, and certain Medicaid programs.

         The provision for doubtful accounts for the years ended December 31, 1999 and 1998, was $106,239 and $43,371, respectively.

NOTE 3.  PROPERTY AND EQUIPMENT

         As of December 31, 1999 and 1998, property and equipment consisted of the following:

                                                      1999             1998
                                                ---------------  ---------------
         Building and building improvements     $      320,818   $      320,818
         Furniture and equipment                       348,842          382,116
                                                ---------------  ---------------
                                                       669,660          702,934
         Less accumulated depreciation                 390,881          449,713
                                                ---------------  ---------------
                                                $      278,779   $      253,221
                                                ===============  ===============

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


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

                                                      1999             1998
                                                ---------------  ---------------
         Amount of advances on accounts
          receivable                            $    3,711,303   $    3,165,321
         Less:  Lender reserves                        718,222          559,146
                                                ---------------  ---------------
              Note payable                      $    2,993,081   $    2,606,175
                                                ===============  ===============

NOTE 5.  LONG-TERM DEBT

         Long-term debt as of December 31, 1999 and 1998, consisted of the following:

                                                          1999          1998
                                                      ------------  ------------
          Note payable, C.W. Cobb, collateralized
           by first deed of trust on building and
           guaranteed by the general partners
           of Oak Springs.  Payable in monthly
           installments of $761, including
           interest at 11%.  Due April, 2021.         $    65,689   $    66,418

          Note payable, C.W. Cobb, collateralized
           by second deed of trust on building
           and guaranteed by the general partners
           of Oak Springs.  Payable in monthly
           installments of $221, including
           interest at 13%.  Due April, 2021.              18,304        18,561

          Note payable, York Federal Savings and
           Loan.  Payable in monthly installments
           of $1,116, including interest at 8.5%.
           A balloon payment of $86,809 is due
           September, 2008.                                76,658        81,875

          Note payable, Crestar Mortgage Corp.,
           collateralized by building and guaranteed
           by the  managing general partner of Oak
           Springs.  Payable in monthly installments
           of $772, including interest at 8%.  Due
           December, 2024.                                 79,800        81,526

                                                                     (Continued)

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 5.  LONG-TERM DEBT (Concluded)

                                                          1999          1998
                                                      ------------  ------------
          Note payable, Central Fidelity Bank
           guaranteed by the general partners
           of Oak Springs, payable in monthly
           installments of $1,668, including
           interest at 11.21%.  Due December 5,
           2007.                                      $    70,065   $    74,347
                                                      ------------  ------------
                                                          310,516       322,727
          Less current maturities                          16,393        15,988
                                                      ------------  ------------
                                                      $   294,123   $   306,739
                                                      ============  ============

         Annual maturities of long-term debt outstanding at December 31, 1999, are as follows:

                        1999                          $    16,393
                        2000                               18,854
                        2001                               20,659
                        2002                               22,640
                        2003                               24,812
                        Thereafter                        207,158
                                                      ------------
                                                      $   310,516
                                                      ============

NOTE 6.  STOCK OPTION PLAN AND STOCK SUBSCRIPTIONS

         The Company had an incentive stock option plan that included substantially all officers and key employees. The Series C options which expired in 1998 originally had an exercise price of $1 per share. The Company subsequently reduced the option price to $.50 per share. Certain of these options were exercised and the amount due was financed by the Company through notes bearing interest at 8%. The unpaid balance of outstanding notes receivable for stock purchases is shown as a reduction of stockholders' equity.

         During 1999 and 1998, the Company did not receive any payments on outstanding notes receivable for the purchase of shares. Because the market value of the outstanding shares is below the option price, the Company has suspended the required payments (including interest) on these notes.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 7.  LEASE COMMITMENTS

         The Company leases certain office facilities and other equipment under non- cancelable leases for terms ranging from one to five years. Future minimum lease payments under these operating leases are as follows:

                        2000                          $   111,312
                        2001                               83,558
                        2002                               71,366
                        2003                               17,610
                        2004                                    -
                                                      ------------
                 Total future minimum lease payments  $   283,846
                                                      ============

         During 1999 and 1998, rent expense for all operating leases totaled $203,025 and $131,976, respectively.

NOTE 8.  INCOME TAXES

         The Company files a consolidated federal income tax return which includes the Center for Ambulatory and Home Infusion Service (1999 only), Hunt Country Nursing, Home Health and National Nursing Service. The Company and its subsidiaries file separate returns for state purposes.

         The provision for income taxes for the years ended December 31, 1999 and 1998, was comprised of the following:

                                                      1999             1998
                                                ---------------  ---------------
          Current provision                     $      217,769   $        3,000
          Deferred benefit                             (35,000)          (3,000)
                                                ---------------  ---------------
          Total provision                       $      182,769   $            -
                                                ===============  ===============

         The provision for income taxes in 1999 differed from the amount of income tax determined by applying the applicable federal statutory tax rate to pre-tax income as a result of the following:

                                                   1999
                                                ----------
          Statutory federal tax rate                  34%
          State taxes, net of federal benefit          3%
          Goodwill amortization                       (4)%
          Other                                       (3)%
                                                ----------
          Effective tax rate                          30%
                                                ==========

         Taxable income for 1998 does not include the losses from operations for Western Pennsylvania because it filed as part of the consolidated return group of its new owners. Accordingly, the Company's taxable income for 1998 was increased by approximately $40,000. As a result, taxable income for tax purposes was approximately $16,000 due principally to changes in deferred tax items.

                                                                     (Continued)

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 8.  INCOME TAXES (Concluded)

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

NOTE 9.  RELATED PARTY TRANSACTIONS

         Periodically, Oak Springs and its affiliates provide the Company with funds needed for various transactions. Oak Springs also enters into debt on behalf of the Company. Rather than Oak Springs immediately transferring cash to the Company at the time the debt is entered into, the Company records an amount due from affiliate. Amounts due from and due to affiliates as of December 31, 1999 and 1998, are as follows:

                                                      1999             1998
                                                ---------------  ---------------
          Due from affiliates:
           Oak Springs Nursing Home LP          $      126,500   $       38,312
           Oak Springs Nursing Home                     77,371           41,237
           Center for Ambulatory/
            Home Infusion Services                           -           19,334
           Health Care Ventures, Inc.                  108,093          106,809
           Home Health Services of
            Allegheny County, Inc.                         187                -
           Health Ventures Group                         4,086            4,086
           All Stat Home Health, Inc.                      195                -
           Care Connections of
            Pennsylvania, Inc.                             328           83,565
                                                ---------------  ---------------
                                                       316,760          293,343
                                                ---------------  ---------------

          Due to affiliates:
           Western Pennsylvania Home
            Health Network, Inc.                            37           32,133
           Health Care Ventures, Inc.                        -                5
           Health Ventures Group                        24,283           24,283
          Center for Ambulatory/
           Home Infusion Services                                           445
          Oak Springs Nursing Home                      19,097            7,672
                                                ---------------  ---------------
                                                        43,417           64,538
                                                ---------------  ---------------
           Net due from affiliates              $      273,343   $      228,805
                                                ===============  ===============

         Oak Springs maintains a workers compensation policy which covers the Company. The Company paid Oak Springs $160,190 and $129,320 during the years ended December 31, 1999 and 1998, respectively, related to this policy.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 10. SUPPLEMENTARY CASH FLOW INFORMATION

         Interest paid during 1999 and 1998 was $423,952 and $334,432, respectively. Income taxes paid during 1999 were $68,625.

         The Company purchased all of the outstanding stock of CAHIS from an affiliated Company on November 1, 1999, in exchange for settlement of certain intercompany indebtedness. The total purchase price of $98,804 exceeded the fair market value of assets acquired less liabilities assumed by $155,760. The excess consideration is recorded as goodwill.

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

         In the opinion of management, the amount of the purchase price adjustment will not have a material effect on the Company's financial position.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MID-ATLANTIC HOME HEALTH NETWORK, INC.




Dated:  March 28, 2000              By:    /s/ Dennis Light
                                       -----------------------------------------
                                           Dennis Light, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature

/s/ Dennis Light                    March 28, 2000
---------------------------
    Dennis Light, President