Form 10KSB/A
period 1999-12-31
MID-ATLANTIC HOME HEALTH NETWORK INC
filed 2000-04-21
CIK 1023769

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDED FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                     For the period ended December 31, 1999
                         Commission file number 0-24165


                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
     --------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)



          NEVADA                                              93-1108124
----------------------------                             -------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or                                      Identification No.)
organization)

 7504 DIPLOMAT DRIVE, SUITE 101, MANASSAS, VA                   20109
---------------------------------------------                ----------
(Address of principal executive offices)                     (Zip Code)

Issuer's Telephone number:   (703) 355-1957
                             --------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
     Common Stock                                NASDAQ Bulletin Board
   -------------------                 -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    ----------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $18,984,218

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. There was no market value for the common stock within the last 60 days.


PART I
--------------------------------------------------------------------------------

ITEM 1.  DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------------

(a)      BUSINESS DEVELOPMENT

         Mid-Atlantic Home Health Network, Inc. was originally incorporated under the laws of the State of Utah on December 28, 1979 as U-Can Resources, Inc.

         On January 31, 1980, the Company commenced a public offering to residents of the State of Utah of 7,500,000 shares of its common stock for a total of $75,000. The public offering was made pursuant to the provisions of the exemption from registration contained in Section 3(a)(11) of the Securities Act of 1933, as amended. The Company filed with the Utah Securities Commission of the State of Utah a Registration Statement under the Utah Uniform Securities Act with respect to the shares of common stock which were offered. An Offering Circular was used in connection with the offering, which was an exhibit to the Registration Statement. The offering was completely sold.

         The Company changed its corporate domicile from Utah to Nevada by merging with a Nevada corporation, which was effective as of February 24, 1993 in Utah and March 26, 1993 in Nevada. The provisions of the Merger Agreement required a change of corporate name to Trinity Gas Corporation and a twenty-five
(25) for one (1) reverse split of the Company's common stock.

         On July 8, 1993, the Company changed its name to Petro-Sers Corporation in order to not be confused with another corporation with a similar name.

         The Company did not conduct any business activities until December 9, 1994 when it executed an Exchange Agreement with Oak Springs Nursing Home Limited Partnership for the acquisition of all of the outstanding stock of Hunt Country Home Health, Inc., a Virginia corporation. As a result of this corporate reorganization, Hunt Country Home Health, Inc. became a wholly owned subsidiary of the Company.

         The Company changed its name to Mid-Atlantic Home Health Network, Inc. It authorized two (2) classes of stock. The present authorized capitalization is 200,000,000 shares of Class A common stock and 10,000 shares of Class B common stock. The common stock of the Company was exchanged on a share-for-share basis for a share of the Class A common stock, par value one mill ($0.001) per share. The Class A common stock, voting as a class, elects one-third of the Board of Directors and the Class B common stock, voting as a class, elects two-thirds of the Board. The consideration for the acquisition of all of the outstanding stock of Hunt Country Home Health, Inc. was 20,474,628 shares of Class A common stock and 10,000 shares of Class B common stock. This transaction was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the exemption contained in Section 4(2) of that Act.

         Mid-Atlantic is a regionally based home health and nurse staffing company established to provide quality services and home medical products in a cost-competitive manner to the Mid- Atlantic region. Since its acquisition of Hunt Country Nursing Services and National Nurses Service in June of 1995 (See Business of the Company), the majority of Mid-Atlantic's business has involved the provision of nursing staff services to hospitals, nursing homes and other facilities such as clinics, correctional facilities and schools, as well as private duty nursing services.

         The Company has not been subject to bankruptcy, receivership or any similar proceedings.

         The Company currently employs approximately 1800 employees, of which 800 are full-time employees. The Company's principal executive office is located at 7504 Diplomat Drive, Suite 101, Manassas, Virginia 20109. The Company has administrative offices at the following locations:

         528 Waterloo Road, Suite A-2        1807 Libbie Avenue, Suite 206
         Warrenton, Virginia  20186          Richmond, Virginia 23226

         607B Jefferson Davis Highway        2971 Valley Avenue
         Fredericksburg, Virginia  22401     Winchester, Virginia 22601

         8630 Fenton Street, Suite 200       10760B Ambassador Drive
         Silver Spring, MD 20910             Manassas, Virginia 20109

         10800 Midlothian Turnpike           Teakwood Office Park
         Suites 152 & 154                    1413 Teakwood Dr., Suite D
         Richmond, Virginia 23225            Tappahannock, Virgina 22560

         2731-C Prosperity Avenue, Suite C   4410 Ivy Commons
         Fairfax, Virginia 22031             Charlottesville, Virginia 22903

         101 Juliad Court
         Fredericksburg, Virginia 33406

(b)      BUSINESS OF THE ISSUER:

(1)      PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKETS

THE HOME HEALTH CARE BUSINESS OF THE COMPANY

         Mid-Atlantic is a regionally based home health company established to provide nurse staffing services and home health and medical products in a cost-competitive manner to the Mid- Atlantic region. Mid-Atlantic delivers care to persons in a variety of settings, including private homes, hospitals and nursing homes. Since its acquisition of Hunt Country Nursing Services and National Nurses Service (see discussion below), the majority of Mid-Atlantic's business has involved providing nursing staff for clinics, long-term care facilities, hospitals and clinics, correctional facilities and schools. Services are provided to persons of all ages and with all levels of health or health related needs, varying from high technology interventions to companionship and services. Mid-Atlantic carefully seeks and hires competent staff who participate in continuing education programs. All of Mid-Atlantic's health care providers are licensed and bonded. This assures the Company's dedication to quality, consistent delivery state-of-the-art services with a caring approach.

         Mid-Atlantic provides medical equipment and supplies and around-the-clock skilled nursing. Registered nurses, Licensed Practical Nurses and Vocational Nurses, as well as Physical, Occupational, Speech and Respiratory Therapists work under the direction of physicians in the setting of personal homes.

         Mid-Atlantic provides its services through four entities. These entities are wholly-owned subsidiaries.

HUNT COUNTRY HOME HEALTH

         In the Spring of 1995, the Company acquired Hunt Country Home Health, Inc. from the Oak Springs Nursing Home Limited Partnership, the Company's majority shareholder.

         Hunt Country Home Health performs approximately 1,150 home health visits per month. With this case load, a wide spectrum of services requiring basic skills to high tech skills are performed. Generally, the services provided fall into the following program priorities:

         o Essential physical care which may require frequent visits including weekends, in the absence of which the patient might otherwise require hospitalization or nursing home care.

         o Patients in need of intravenous therapy, hyperalimentation, blood transfusions or other intensive skilled nursing modalities.

         o Patients with open wounds which require dressing changes or irrigations, in addition to frequent skilled assessment for significant infections.

         o Patients in need of rehabilitation services which can be provided in the home and which can maximize the level of functioning.

         o In-home patients whose condition has deteriorated and who would otherwise require hospitalization.

         o Homebound patients in need of blood testing. The home care nurse draws the blood, evaluates the patient and carries out related teaching, which allows the physician to monitor the patient's condition while he remains in the home.

         The Company's home health program provides skilled nursing, physical therapy, occupational therapy, clinical social work, speech pathology and home health aide services. These services form the basic framework of the traditional home health services and disciplines which include skilled nursing for the assessment, teaching and provision of care, physical therapy for ambulation and muscle strengthening, occupation therapy for assisting persons to restore functions in order to perform Activities of Daily Living ("ADL"), home health aid for personal care and assistance in ADL's, speech therapy for restoration of communication, and social services for assessment of, and assistance with, emotional social problems interfering with the plan of care. These services are provided to any appropriate referral. Visit duration is usually two hours or less, two to three times per week.

         Most visits are made to patients experiencing heart disease, cancer, diabetes, AIDS, fractures and strokes or who have wounds that are in need of care.

         Hunt Country Home Health has a home office located in Manassas, Virginia and additional offices located in Fredricksburg and Warrenton. In 1999, over 13,900 home visits provided skilled nursing care, physical therapy, occupational therapy, speech therapy, home health aide and medical social work. Visit duration was usually two hours or less, two to three times per week.

CENTER FOR AMBULATORY AND HOME INFUSION SERVICES

         On March 1, 1995, the Company created a subsidiary known as Western Pennsylvania Home Health Network, Inc. ("WPHHN"). WPHHN operated as a wholly owned subsidiary until June 30, 1998 when it was sold for book value to Care Connections of Pennsylvania, a corporation controlled by Phillip Warman, the Company's Chairman and a general partner of the Corporation's majority shareholder. On November 1, 1999, the Company acquired the Center for Ambulatory and Home Infusion Sercvices (CAHIS) from Care Connections or Pennsylvania in a non-cash transaction in exchange for settlement of inter-company indebtedness. The total purchase price of $98,804 exceeded the fair market value of the assets acquired less the liabilities assumed by $155,670. The excess consideration, recorded as goodwill, represents the goodwill associated with CAHIS's position in the durable medical equipment market.

         CAHIS provides durable medical equipment and supplies through its offices in Frederichsburg and Charlotesville, Virginia. In addition, CAHIS has establlished a web site, www.planetdiaper.com, for the sale of children's diapers and adult briefs.

NATIONAL NURSES SERVICE, INC.

         On June 30, 1995, the Company acquired ATLIS Health Services, Inc., which then was doing business under the name National Nurses Service. Mid-Atlantic maintained the corporate entity, but changed its name to National Nurses Service, Inc. ("NNS").

         NNS has three offices in the Maryland-Washington, D.C. metropolitan area, Fairfax and Richmond, Virginia areas. NNS is a leading provider of supplemental staffing, including nursing, rehabilitative therapy and certified nursing assistant services to hospitals, nursing homes, medical clinics, correctional facilities, schools, and other governmental facilities. It is certified by the Medicare and Medicaid programs in Virginia as a provider of skilled and para-professional home health care services. NNS currently has an active roster of more than 1,200 clinical employees from which to fill its assignments.

HUNT COUNTRY NURSING SERVICES, INC.

         In connection with its acquisition of NNS, on June 30, 1995, Mid-Atlantic acquired Hunt Country Nursing Services, Inc. ("HCNS") from its majority shareholder, Oak Springs Nursing Home Limited Partnership. HCNS is a private duty nursing company that provides professional nurses and nursing assistants to patients in the home for 4 to 24 hours per day, 7 days per week. HCNS is located in Northern and Central Virginia and generates approximately $5.3 million in revenues per year. With NNS, HCNS comprises the majority of services provided by the Company and a majority of the Company's revenue is derived from the operations of NNS and HCNS.

(4)      COMPETITIVE BUSINESS CONDITIONS

         The Company is part of a highly competitive market for nurse staffing and private duty nursing services. In addition, the Company is faced with a market with a shortage of nursing personnel. As a result, the Company faces competition not in gaining and retaining clients, but gaining and retaining nursing personnel.

(5)      GOVERNMENTAL APPROVAL, REGULATION AND ENVIRONMENTAL COMPLIANCE

         The Company relies heavily on payments made by governmental entities for the services provided by its certified home health entities. Medicare is the largest single payer of home care services. Effective October 1, 2000, the two certified Medicare Agencies owned and operated by the Company will be paid for their services to Medicare beneficiaries by the Prospective Pay System (the "PPS"). The PPS will replace the existing cost reimbursement system. Services for designated home health care conditions will be paid a set amount prospectively. Accordingly, it is unclear if the Company entities offering these services will operate profitably under the amounts set for the services provided. This line of business represents about 10% of the Company's revenues. The PPS will impact Hunt Country Home Health. It will not impact Hunt Country Nursing Services, Western Pennsylvania Home Health Network, Inc. and will have minimal impact on National Nurses Service.

(6)      RISKS ASSOCIATED WITH OPERATIONS

         The risks associated herewith include the following: no assurance of profitability from its operations; a potential future need for funds; significant government regulations; reliance on current management; increase in competition; a lack of a current market for the securities; and the uncertainties associated with changes in the health care system. All decisions with respect to the management of the Company are made exclusively by the Company.

         Although the Company does not anticipate the accumulation of debts, in the event of a dissolution and termination of the Company, the proceeds realized from the liquidation of assets, if any, will be distributed to the shareholders only after the satisfaction of claims of all creditors. Accordingly, the ability of a shareholder to recover all or any portion of his investment under such circumstances will depend on the amount of funds realized and the claims to be satisfied.

(7)      EMPLOYEES AND FACILITIES

         As of March 31, 2000, the Company had approximately 1800 employees of which 800 are full-time equivalent employees. None of the Company employees are subject to a collective bargaining agreement and the Company believes its relations with its employees are good.

(c)      REPORTS TO SECURITY HOLDERS

         Prior to filing its Form 10-SB, the Company had not been required to deliver annual reports. To the extent that the Company is required to deliver annual reports to security holders through its status as a reporting company, the Company shall deliver annual reports. Also, to the extent the Company is required to deliver annual reports by the rules or regulations of any exchange upon which the Company's shares are traded, the Company shall deliver annual reports. If the Company is not required to deliver annual reports, the Company will not go the expense of producing and delivering such reports. If the Company is required to deliver annual reports, they will contain audited financial statements as required.

         Prior to the filing of its Form 10-SB, the Company had not filed reports with the Securities and Exchange Commission. Now that the Company has become a reporting company, it is required to file Forms 10K-SB, 10Q-SB, 8-K and appropriate proxy materials as they come due. If the Company issues additional shares, the Company may file additional registration statements for those shares. The public may read and copy any materials the Company files with the Securities and Exchange Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by call the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov).


--------------------------------------------------------------------------------

ITEM 2.  DESCRIPTION OF PROPERTY

--------------------------------------------------------------------------------

         Hunt Country Home Health owns approximately 1,000 square feet of office space located at 7504 Diplomat Drive, Suite 101, Manassas, Virginia 20109 and at 10760 Ambassador Drive, Manassas, Virginia.

         The Company is not engaged in the business of investing in real estate or real estate mortgages, however it does own its office at 7504 Diplomat Drive in Manassas, Virginia and at 10760 Ambassador Drive, Manassas, Virginia.


--------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

--------------------------------------------------------------------------------

         The Company is not party to, and none of the Company's property is subject to, any pending or threatened legal, governmental, administrative or judicial proceeding except as described below:

         On or about December 2, 1998 the Company filed a complaint in the Circuit Court of Hanover County, State of Virginia against Home Care Connections and Bonnie James. In that action the Company alleged that while defendant James was employed by the Company, the defendants acted together and wrongly transferred patients from services provided by the Company to services provided by defendant Home Care Connections. The Company seeks monetary damages of $900,000. The action is pending.

         The Company is a defendant in a lawsuit for breach of contract that is styled ATLIS SYSTEMS INC V. MID-ATLANTIC HOME HEALTH NETWORK, INC., No. 200383 filed in June of 1999 in the Circuit Court for Montgomery County, State of Maryland. The plaintiff corporation purports to be the successor-in-interest to Atlis Federal, Inc. On June 30, 1995, the Company acquired all of the stock of Atlis Health Services, Inc., a wholly-owned subsidiary of Atlis Federal. As part of the consideration of the acquisition, the Company agreed to deliver 500,000 shares of the Company's Common Stock to Atlis Federal and, on the third anniversary of closing of the acquisition (June 30, 1998), to pay Atlis Federal the difference, if any, between the fair value of such stock $800,000. The Stock Purchase Agreement between the parties establishes a multi-part formula for determining the fair value of the stock as of that date. The parties disagree not only about the proper interpretation of the contract language but also whether, as a result of Altis Federal's alleged breach of various disclosures provisions of the agreement, the Company is obligated to make any payment at all. The Complaint seeks damages in the amount of $787,000 (representing plaintiff's view of the Company's liability to pay an adjusted purchase price under the contract formula) plus an unspecified amount of attorneys fees and costs under an indemnification provision of the agreement. The Company has asserted claim in recoupment to plaintiff's claims that would, if successful, reduce the amount of any adverse judgment significantly. This action is pending.

--------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------

         The Company did not submit any matter to a vote of the shareholders in the past calendar year 1999.


PART II
--------------------------------------------------------------------------------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------

Market Information:

         The Company's Class A Common Stock is traded on the Over The Counter Bulletin Board system under the symbol "MAHN". The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated as reported by the NASDAQ's Historical Research Department. Quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual trades.

                  Quarter Ended            High Bid          Low Bid
                  -------------            --------          -------

                March 31, 2000              $ 0.37          $ 0.125
                December 31, 1999           $ 0.25          $ 0.125
                September 30, 1999          $ 0.18          $ 0.125
                June 30, 1999               $ 0.25          $ 0.03125
                March 31, 1999              $ 0.03          $ 0.03125
                December 31, 1998           $ 0.03          $ 0.03125
                September 30, 1998          $ 0.03          $ 0.03125
                June 30, 1998               $ 0.06          $ 0.03125
                March 31, 1998              $ 0.06          $ 0.0625

         There is no market for the Company's Class B Common Stock.

HOLDERS:

         As of March 31, 2000, there were approximately 447 holders of record of the Company's Class A Common Stock. All of the Company's 10,000 shares of its authorized Class B Common Stock are issued and outstanding and owned by one (1) shareholder, Oak Springs Nursing Home Limited Partnership.

DIVIDENDS:

         The Company has never paid cash dividends on its stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business. The Company's continued need to retain earnings for operations and expansion are likely to limit the Company's ability to pay dividends in the future.

OPTIONS AND WARRANTS.

         There are no outstanding options or warrants to purchase additional stock. The Company had an incentive stock option plan that included substantially all officers and key employees. The Series C options which expired in 1998 originally had an exercise price of $1 per share. The Company subsequently reduced the option price to $.50 per share. Certain of these options were exercised and the amount due was financed by the Company through notes bearing interest at 8%. The unpaid balance of outstanding notes receivable for stock purchases is shown as a reduction of stockholders' equity in the Company's financial statements.

RECENT SALES OF UNREGISTERED SECURITIES

         On or about March 25, 1999, the Company issued 5,000 shares of its capital stock to Dennis Light as a yearly bonus for his services in 1998. Such shares were valued at $0.25 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

         On or about March 31, 2000, the Company issued 15,000 shares of its capital stock to Dennis Light as a yearly bonus for his services in 1999. Such shares were valued at $0.25 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.


------------------------------------------------------------------------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

------------------------------------------------------------------------------

         Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward- looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

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

MID-ATLANTIC HOME HEALTH NETWORK, INC. (MAHN)

CONSOLIDATED FINANCIAL POSITION

         The Company's consolidated total assets were $6,451,159 at December 31, 1999 versus $5,165,676 at December 31, 1998. The 24.8% increase in total assets was due principally to increases in accounts receivable as a result of the Company's 29% increase in revenue.

         Liquidity, as represented by working capital (current assets less current liabilities), increased from approximately $1,089,000 to $1,388,000 at December 31, 1999. The Company feels that its current and anticipated liquidity will be sufficient to fund future operations.

         The Company finances a portion of its account receivable with a lender under terms of an agreement that advances up to 80% of qualified accounts receivable. At December 31, 1999 advances secured by accounts receivable totaled approximately $2,993,000

         Due to the nature of the Company's operations, property and equipment are not a significant factor in planning future operational needs. At both December 31, 1999 and 1998 the company's net investment in property and equipment was less than 5% of total assets.

CONSOLIDATED RESULTS OF OPERATIONS

         Revenues for the year ended December 31, 1999 were approximately $18,984,000 a 29% increase over December 31, 1998 revenues of approximately $14,698,000.

         Costs related to patient care rose to approximately $14,404,000 an increase of 32% over the previous year total of $10,783,000. These increases were offset by controls over general and administrative expenses. General and administrative expenses totaled approximately $3,494,000 for the year ended December 31, 1999 an increase of 2.4% over the prior period.

         Income before taxes increased to $609,017 in 1999 versus $7,839 in 1998

         In addition, interest expenses increased $89,000 or 26 percent over 1998. The increase in this cost category was not equal to the increase in the volume of business transacted.

         Earnings per common share totalled .03 in 1999 versus .001 in 1998.

HEALTH CARE TRENDS

         The following is a table of the Company's approximate operating revenues for the years 1995 through 1999.

                                     Percentage change
                                       From the prior
                         Revenue           year

           1995          9,983,000
           1996         14,269,000         42.9%
           1997         13,740,000         -3.7%
           1998         14,698,000          6.9%
           1999         18,984,000         29.2%


         The Company has, as described elsewhere in this annual report on Form 10-KSB, positioned itself to benefit from changing trends in the market for health care services.

         Management anticipates continued and increased demand for the Company's staffing, private duty nursing services, durable medical equipment and supplies, and home health services. MAHN does not face difficulties in the marketing of its services. Its challenges are in the recruitment of sufficient nursing personnel to meet the demands for its nursing care services.

         MAHN expanded its services in 1999 by opening up office locations in Winchester and Manassas, Virginia. It also acquired the durable medical equipment operations of The Center for Ambulatory and Home Infusion Services. In early 2000, it furthered this expansion by opening up nurse staffing and private duty outlets in Fairfax and Charlottesville, Virginia. In addition, it established a pediatric durable medical equipment service in Charlottesville.

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

HUNT COUNTRY NURSING SERVICES, INC. (HCNS)

OPERATING REVENUES:
-------------------

         Hunt Country Nursing Services, Inc., our private duty nursing company, had significant revenue growth in fiscal year 1999. Operating revenues totaled $5,297,000 versus $2,628,000 a year ago; the increase of $2,669,000 is slightly in excess of double the prior year operating revenues (101.6% increase).

         The increase in revenues is substantially due to increased recruitment and marketing efforts as well as the opening of additional outlets, which is helpful for recruitment purposes. At this time, private duty nursing offices are located in Richmond, Fredericksburg, Warrenton, Winchester, Tappahannock, Manassas, and Vienna, Virginia. An office in Charlottesville is scheduled to open in May, 2000.

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

         This company earned $30,000 in 1999 prior to acquisition. It is anticipated that MAHN will close the legal entity (The Center for Ambulatory and Home Infusion Services) and provide durable medical equipment services from its HCNS entity. Further, management anticipates expansion of durable medical equipment sales in Virginia in 2000.

         A new supply service, www.planetdiaper.com, will be available in the second quarter of 2000. The service will offer it products, children's diapers and adult briefs for sale of the internet.

OPERATING REVENUES:
-------------------

         The operating revenues for CAHIS for November through December 1999 totaled $50,845.

OPERATING EXPENSES
------------------

         Total operating expense for CAHIS for November through December 1999 can to $65,569.

PROFIT /LOSS
------------

         CAHIS operated at a loss for the two months period of operations in 1999. That loss can to approximately $15,000.

--------------------------------------------------------------------------------

ITEM 7.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 1999

                                 C O N T E N T S



                                                                          Pages

INDEPENDENT AUDITORS' REPORT                                                 17

FINANCIAL STATEMENTS

  Consolidated balance sheets                                          18 and 19

  Consolidated statements of income                                           20

  Consolidated statements of stockholders' equity                             21

  Consolidated statements of cash flows                                       22

  Notes to consolidated financial statements                             23 - 30

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

------------------------------------------------------------------------------

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

------------------------------------------------------------------------------

         There have been no disagreements with the Company's independent accountants over any item involving the Company's financial statements. The Company's independent accountants are Eggleston Smith, P.C. located at 603 Pilot House Drive, Suite 400, Newport News, Virginia 23606.


PART III
-------------------------------------------------------------------------------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

-------------------------------------------------------------------------------

(a)      DIRECTORS AND EXECUTIVE OFFICERS

         As of March 31, 1999, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:
                                                        (3)*
(1)                     (2)                             Period Served As
Name                    Age    Position                 Director
----                    ---    --------                 ----------------

Philip V. Warman         56    Chairman of the Board,   Dec. 9, 1994 to present
                               and Director

Dennis S. Light          56    President and            Dec. 9, 1994 to present
                               Director

Tom Waugh                32    Secretary & Treasurer,   Dec., 1999 to present
                               Director

Joanne B. Warman         49    Vice President           Dec., 1999 to present

Ronald L. Messenheimer   48    President of NNS         July 1, 1995 to present

Gary Paz                 41    Vice President of NNS    Dec. 1999 to present


* The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

(b)      BUSINESS EXPERIENCE:

PHILIP V. WARMAN
----------------

         Philip V. Warman is the Chairman of the Board and has over 26 years experience in health venture development and health care financial management. He also serves as the Company's Treasurer and is a director. He has a degree in Business Administration from Wake Forest University. Mr. Warman served in various positions at Prince William Hospital culminating as Senior Vice President. During his 18 years at Prince William Hospital, he acquired Annaburg Manor Nursing Home, initiated home health, DME, private duty, physician billing, a collection agency, a child care enter and an alcoholic treatment center.

         Since 1981, Mr. Warman has been Managing General Partner of Oak Springs Nursing Home Limited Partnership, the Company's majority and controlling shareholder.

DENNIS S. LIGHT, M.P.H.
-----------------------

         The President and a director of the Company, Mr. Light has more than 25 years experience in health venture development and health care financial management. He has an undergraduate degree in Business Administration and a Masters Degree in Hospital Administration from UCLA. For nine years, he served as Chief Financial Officer of Arlington Hospital at Arlington, Virginia. Prior to this position, he served as Chief Financial Administrator of Samuel Merritt Hospital in Oakland, California. Mr. Light also is a director of the Company.

RICHARD TOMLINSON WAUGH
-----------------------

         Tom Waugh is the Secretary and Treasurer and a director of the Company. Mr. Waugh received his undergraduate degree from Colorado State and earned a Masters of International Management from the American Graduate School of International Management at Thunderbird. Mr. Waugh has worked for Bear Sterns in the international securities division and is currently the Managing director of Cavallo Capital Corp., a New York based hedge fund that manages $120 million. In the capacity, Mr. Waugh is responsible for the operational activities of the managed accounts, including personnel, execution of trades, creating trade models and analyzing prospective deals.

JOANNE BROWNING WARMAN
----------------------

         Joanne Browning Warman is the Vice President of the Company. She has over 28 years of nursing experience in the health care industry. She has a Bachelors of Science degree in nursing from the University of Virginia. In December of 1983, Mrs. Warman opened Hunt Country Home Health ("HCHH"), a medicare-certified home health agency servicing Warrenton and the surrounding areas. She remained the Administrator of HCHH until November of 1984, at which time she became a part-time employee of HCHH. Mrs. Warman continues to advise the Company on its clinical management operations .

RONALD L. MESSENHEIMER
----------------------

         Ronald L. Messenheimer is the President of National Nurses Service. Mr. Messenheimer earned a Bachelor of Science degree in Business and Management with a major in Accounting from the University of Maryland in 1974. From 1991 to the present he has led the growth of ATLIS Health Services from 1991 to 1995. During his tenure as president, NNS entered the home health market by obtaining Medicaid certification in 1991 and Medicare certification in 1992. Mr. Messenheimer negotiated the purchase of a small Medicare-certified home health agency in June of 1993 established a specialized AIDS treatment program. He created a rehabilitation service company in early 1994. Mr. Messenheimer has direct responsibility for essentially all payroll, billing, human resources and administrative functions, as well as day-to-day operating responsibility of NNS. NNS currently has 75 full time employees and an additional 1,200 active employees of which approximately 600 work each week. Prior to 1991, Mr. Messenheimer was President of ATLIS Federal Services and served in various capacities with UNC, Inc.

GARY PAZ
--------

         Mr. Paz is the Vice President of NNS. During the past 5 years, Mr. Paz has been responsible for the daily operations and overall performance of NNS's Richmond, Virginia office. In the regard, Mr. Paz duties include recruitment of nursing staff, maintaining nurse and client files, billing for services and tracking accounts receivable and budgeting for the Richmond office. Mr. Paz also handles the Company's marketing program and tracks quality assurance on the Company's accounts. Prior to working with NNS, Mr. Paz was an Assistant Vice President of Wheat First Securities.


(c)      DIRECTORS OF OTHER REPORTING COMPANIES:

         None of the officers or directors of the Company are directors of any other reporting company.

(d)      FAMILY RELATIONSHIPS:

         Phillip V. Warman, the Chairman of the Board and a director of the Company, and Jo Anne Warman, the Company's Vice President, are husband and wife.

(e)      INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:


         Except as noted below, none of the officers, directors, promoters or control persons of the Company have been involved in the past five (5) years in any of the following:

   (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

   (2) Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

   (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any Court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

   (4) Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

         Phillip Warman, an officer and director of the Company, served as a director of Bayou State Home Health doing business as Care Connection Home Health in the state of Louisiana. This Medicare certified home health agency filed for bankruptcy in August of 1998. In addition, Oak Springs Nursing Home Limited Partnership was an owner of Care Connections of Louisiana and Mr. Warman is the managing general partner of Oak Springs Nursing Home Limited Partnership. He also served as a director of Home Health Services of Allegheny County, a non-profit home health agency in Pittsburgh, Pennsylvania, an entity which filed for bankruptcy in December of 1998.

         Dennis Light, an officer and director of the Company, was the president of an entity which was a general partner of the Belle Retirement Residence, and limited partner in the state of Virginia, which filed for bankruptcy under Chapter 11 in or about January 1998. The bankruptcy court in that matter entered a final decree closing the bankruptcy case on September 21, 1998. Mr. Light also served as a director of Bayou State Home Health doing business as Care Connection Home Health in the state of Louisiana. This Medicare certified home health agency filed for bankruptcy in August of 1998. He also served as a director of Home Health Services of Allegheny County, a non-profit home health agency in Pittsburgh, Pennsylvania, an entity which filed for bankruptcy in December of 1998.

         Ron Messenheimer, an officer of the Company, was the Vice President of Atlis Systems, Inc. and the chairman and CEO of Atlis Federal Services, Inc., entities which filed bankruptcy in May of 1996.

         The officers and directors who are identified above are significant employees of the Company.

(g)      SECTION 16a BENEFICIAL OWNERSHIP COMPLIANCE

         The officers, directors and beneficial owners of more than 10% of the Company's common stock have filed their initial statements of ownership on Form 3 and annual statements on Form 5, or will do so within a reasonable time following the filing of this Amended Form 10-KSB.


--------------------------------------------------------------------------------

ITEM 10.  EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------

         The following table sets forth information about compensation paid or accrued during the years ended December 31, 1999, 1998 and 1997 to the Company's officers and directors.


                                                     Summary Compensation Table

                                                                                     Long Term Compensation
                                                                              -----------------------------------
                                   Annual Compensation                               Awards               Payouts
                    -------------------------------------------------         -------------------------   -------
(a)                 (b)      (c)             (d)              (e)             (f)            (g)          (h)          (i)
                                                              Other                          Securities                All
                                                              Annual          Restricted     Under-                    Other
Name and                                                      Compen-           Stock        Lying         LTIP        Compen-
Principal                                                     sation           Awards        Options/     Payouts      sation
Position            Year     Salary ($)      Bonus($)           ($)              ($)         SARs(#)        ($)          ($)
--------            ----     ----------      --------         -------         ----------     ---------    -------      -------

PHILIP V. WARMAN
Chief Execu-        1999     $54,000          $ 0.00           $ 0.00          $ 0.00         None         $0.00       $21,306(1)
tive Officer        1998     $24,000          $ 0.00           $ 0.00          $ 0.00         None         $0.00       $23,075(2)
and Treasurer       1997     $0.00            $ 0.00           $ 0.00          $ 0.00         None         $0.00       $23,075(3)

DENNIS S. LIGHT
President           1999     $79,138          $3,750(4)        $ 0.00          $ 0.00         None         $0.00       $24,000(5)
                    1998     $76,313          $1,250           $ 0.00          $ 0.00         None         $0.00       $27,500(6)
                    1997     $75,400          $0.00            $ 0.00          $ 0.00         None         $0.00       $27,000(7)

RONALD L. MESSENHEIMER
President of        1999     $95,073          $2,000           $ 0.00          $ 0.00         None         $ 0.00      $ 0.00
NNS                 1998     $61,640          $  350           $ 0.00          $ 0.00         None         $ 0.00      $ 0.00
                    1997     $41,500          $ 0.00           $ 0.00          $ 0.00         None         $ 0.00      $ 0.00

GARY PAZ
Vice Pres. NNS      1999     $60,000          $1,000           $0.00           $ 0.00         None         $ 0.00      $41,024
                    1998     $60,000          $  750           $0.00           $ 0.00         None         $ 0.00      $38,258
                    1997     $60,000          $ 0.00           $0.00           $ 0.00         None         $ 0.00      $ 3,445

----------------------------------------------
This information is provided in regards to Mid-Atlantic Home Health Network Agencies, Hunt Country Home Health, Hunt Country Nursing Services, National Nurses Service and Western PA Home Health Network, Inc.

----------------------

         (1) This "other compensation" is representative of board fees at Hunt Country Nursing Services.

         (2) This "other compensation" is representative of board fees at Hunt Country Nursing Services.

         (3) This "other compensation" is representative of board fees at Hunt Country Nursing Services.

         (4) This figure represents the 15,000 shares issued to Mr. Light in March of 2000, valued at $0.25 per share.

         (5) This "other compensation" is representative of payments made by National Nurses Service to Creative Health Ventures, a corporation owned 100% by Dennis Light.

         (6) This "other compensation" is representative of payments made by National Nurses Service to Creative Health Ventures, a corporation owned 100% by Dennis Light.

         (7) This "other compensation" is representative of payments made by National Nurses Service to Creative Health Ventures, a corporation owned 100% by Dennis Light.

--------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------

(a)      5% SHAREHOLDERS:

         The following information sets forth certain information as of December 31, 1999 about each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock:

                      (2)
  (1)          Name and Address                   (3)                 (4)
Title          of Beneficial              Amount and Nature of     Percent of
of Class       Owner                      Beneficial Ownership       Class
--------       -------------------------  --------------------    -----------

Common         Oak Springs Nursing Home
Stock          Limited Partnership            10,063,778(8)          79.6%
Class A        c/o Philip V. Warman
               7504 Diplomat Drive, Suite 101
               Manassas, Virginia  20109

               Nevada Agency and Trust Co.       697,498              5.5%
               50 West Liberty Street,
               Suite 880
               Reno, Nevada 89501

----------------------

         (8) Philip V. Warman, an officer and director of the Company, is a General Partners of Oak Springs Nursing Home Limited Partnership.

(b)      SECURITY OWNERSHIP OF MANAGEMENT:

                      (2)
  (1)          Name and Address                   (3)                 (4)
Title          of Beneficial              Amount and Nature of     Percent of
of Class       Owner                      Beneficial Ownership       Class
--------       -------------------------  --------------------    -----------

Common         Philip V. Warman               10,092,934(9)          79.6%
Stock          7504 Diplomat Drive
Class A        Manassas, Virginia  20109

               Dennis Light                      216,000(10)          1.7%
               7504 Diplomat Drive
               Manassas, Virginia 20109

               Ronald L. Messenheimer              9,500           Less than 1%
               7504 Diplomat Drive
               Manassas, Virginia 20109

               All Directors and              10,318,434             81.6%
               Officers as a Group

----------------------

         (9) Of this amount, 10,063,778 shares are owned by Oak Springs Nursing Home Limited Partnership, of which Mr. Warman is a general partner.

         (10) Of this amount, 2,600 shares are held in the name of Creative Health Ventures, Inc., a company owned and controlled by Mr. Light, 1,400 shares are registered in the name of Nevada Agency and Trust Company as the agent for the Company's Employee Stock Purchase Plan, and 6,000 shares are registered in the name of Michael Light, Mr. Light's son.


(c)      CHANGES IN CONTROL:

         There is no arrangement which may result in a change in control.

--------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------

         Mid-Atlantic has entered into many of its lines of business since the corporation's named was changed in December of 1994 by acquiring entities or businesses from entities related to the Company's management. As evident from the discussion in the preceding sections, various members of management maintain their relationships with other entities from which the Company acquired its businesses and with which the Company interacts as part of the Company's ongoing business.

         The Company acquired Hunt Country Home Health from Oak Springs Nursing Home Limited Partnership ("OSNHLP") in the Spring of 1995 for 10,224,628 shares of the Company's Class A Common Stock and 10,000 shares of the Company's Class B Common Stock. OSNHLP thereby became the Company's majority stockholder, now owning approximately 80% of the Company's Class A Common Stock and 100% of the Company's Class B Common Stock. The Company's Chairman of the Board, Philip Warman, and the Estate of J.L. Mathews, M.D., are the general partners of OSNHLP. Because this acquisition involved an entity related to the Company, the Company has booked the acquisition of Hunt Country Home Health on a "processor cost" basis. Also. OSNHLP has guaranteed a number of the Company's debt obligations, as discussed in Note 4 of the Consolidated Financial Report..

         In March of 1995, the Company establish a subsidiary corporation named Western Pennsylvania Home Health Network, Inc. WPHHN operated as a wholly owned subsidiary until June 30, 1998 when it was sold for book value to Care Connections of Pennsylvania, a corporation controlled by Phillip Warman, the Company's Chairman and a general partner of the Corporation's majority shareholder. On November 1, 1999, the Company acquired the Center for Ambulatory and Home Infusion Sercvices (CAHIS) from Care Connections or Pennsylvania in a non-cash transaction in exchange for settlement of inter-company indebtedness. The total purchase price of $98,804 exceeded the fair market value of the assets acquired less the liabilities assumed by $155,670. The excess consideration, recorded as goodwill, represents the goodwill associated with CAHIS's position in the durable medical equipment market.

         On June 30, 1995, the Company acquired ATLIS Health Services, Inc., which then was doing business under the name National Nurses Service. The Company changed the subsidiary's name to National Nurses Service, Inc. ("NNS"). All of the stock in NNS was acquired by the Company from Atlis Systems, Inc. in exchange for 500,000 shares of the Company's Class A Common Stock. As a result, Atlis Systems, Inc. owns approximately 4% of the issued and outstanding shares of the Company's Class A Common Stock.

         When the Company acquired NNS, it also acquired Hunt Country Nursing Services, Inc. The Company acquired HCNS from Oak Springs Nursing Home Limited Partnership, the Company's majority shareholder. The Company paid OSNHLP book value for all the issued and outstanding shares of HCNS, an amount equal to approximately $1,000.

         National Nurses Services, Inc. has a consult contract with Creative Health Ventures, Inc. under the terms of which NNS pays CHV $2,000 per month. CHV is owned by Dennis Light, the Company's president.

         The Company's business efforts are coordinated with those of other entities related to, or controlled by, Oak Springs Nursing Home Limited Partnership.

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

                                                 1999                   1998
                                            -------------           ------------
Due from affiliates:
         Oak Springs Nursing Home LP        $    126,500            $    38,312
         Oak Springs Nursing Home                 77,371                 41,237
         Center for Ambulatory/
         Home Infusion Services                       --                 19,334
         Health Care Ventures, Inc.              108,093                106,809
         Home Health Services of
         Allegheny County, Inc.                      187                     --
         Health Ventures Group                     4,086                  4,086
         All Stat Home Health, Inc.                  195                     --
         Care Connections of
         Pennsylvania, Inc.                          328                 83,565
                                            -------------           ------------
                                                 316,760                293,343
                                            -------------           ------------

Due to affiliates:
         Western Pennsylvania Home
         Health Network, Inc.                         37                 32,133
         Health Care Ventures, Inc.                   --                      5
         Health Ventures Group                    24,283                 24,283
         Center for Ambulatory/
         Home Infusion Services                      445
         Oak Springs Nursing Home                 19,097                  7,672
                                            -------------           ------------
                                                  43,417                 64,538
                                            -------------           ------------
Net due from affiliates                     $    273,343            $   228,805
                                            =============           ============

         Oak Springs maintains a workers compensation policy which covers the Company. The Company paid Oak Springs $160,190 and $129,320 during the years ended December 31, 1999 and 1998, respectively, related to this policy.

         On March 1, 1995, the Company created a subsidiary known as Western Pennsylvania Home Health Network, Inc. ("WPHHN"). WPHHN operated as a wholly owned subsidiary until June 30, 1998 when it was sold for book value to Care Connections of Pennsylvania, a corporation controlled by shareholders of the Company. On November 1, 1999, the Company acquired the Center for Ambulatory and Home Infusion Sercvices (CAHIS) from Care Connections or Pennsylvania in a non-cash transaction in exchange for settlement of inter-company indebtedness. The total purchase price of $98,804 exceeded the fair market value of the assets acquired less the liabilities assumed by $155,670. The excess consideration, recorded as goodwill, represents the goodwill associated with CAHIS's position in the durable medical equipment market.


--------------------------------------------------------------------------------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------

         The company did not filed any reports on Form 8-K during the last year.

ASSIGNED
 NUMBER  DESCRIPTION
-------- -----------
(2) Plan of acquisition, reorganization, arrangement, liquid, or succession:

(3)(i)   Articles of Incorporation

(3)(ii) By-laws of the Company: Previously included with the Company's Form 10-SB filed on April 30, 1998.

(4)      Instruments defining the rights of holders including indentures: None

(9)      Voting Trust Agreement: None

(10)     Material Contracts:

(11) Statement regarding computation of per share earnings: Computations can be determined from the financial statements.

(16)     Letter on change in certifying accountant: None

(21) Subsidiaries of the registrant: Previously included with the Company's Form 10-SB filed on April 30, 1998.

(24)     Power of Attorney: None

(27)     Financial Data Schedule: Included

(99)     Additional Exhibits: None


--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   April 20, 2000.

                                        MID-ATLANTIC HOME HEALTH
                                        NETWORK, INC.


                                        By     /S/ Dennis Light
                                          --------------------------
                                                 DENNIS LIGHT
                                                 PRESIDENT