Form 10QSB
period 2000-03-31
MID-ATLANTIC HOME HEALTH NETWORK INC
filed 2000-05-22
CIK 1023769

FORM 10QSB FOR MID-ATLANTIC HOME HEALTH NETWORK, INC. FILED ON MAY 22, 2000



                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2000


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,651,202 shares of $.001 par value common stock as of March 31, 2000.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.

                         PART I - FINANCIAL INFORMATION


                                                                            PAGE


Condensed Balance Sheets for March 31, 2000 and March 31, 1999................ 1


Condensed Statements of Income for the Three Months ended
March 31, 2000 and 1999....................................................... 2


Condensed Statements of Cash Flows for the Three Months ended
March 31, 2000, and 1999...................................................... 3


Notes to Condensed Financial Statements....................................... 4


Management's Discussion and Analysis or Plan of Operation..................... 7


                           PART II - OTHER INFORMATION


Legal Proceedings - No Change................................................. -

Changes in Securities and Use of Proceeds - No Change......................... -

Defaults upon Senior Securities - N/A......................................... -

Submission of Matters to a Vote of Security Holders...........................10

Other Informations - N/A...................................................... -

MID-ATLANTIC HOME HEALTH NETWORK, INC.
CONSOLIDATED BALANCE SHEET

                                                                     UNAUDITED         AUDITED
                                                                     31-Mar-00        31-Dec-99
Current Assets
   Cash and cash equivalents                                      $   1,162,407     $     548,889
   Accounts receivable, net of allowances                             5,987,794         4,278,363
   Due from affiliates                                                  252,145           273,343
   Prepaid expenses and other current assets                            265,850           187,760
   Deferred tax asset                                                    72,000            72,000
                                                                  --------------    --------------
           Total current assets                                       7,740,196         5,360,355

                                                                  --------------    --------------
Property and Equipment, net                                             288,997           278,779
                                                                  --------------    --------------

Other Assets

   Goodwill                                                             773,442           781,239
   Other assets                                                          65,790            30,786
                                                                  --------------    --------------
           Total other assets                                           839,232           812,025
                                                                  --------------    --------------
           Total assets                                           $   8,868,425     $   6,451,159
                                                                  ==============    ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                              $       9,280     $      16,393
   Notes payable                                                      4,742,982         2,993,081
   Accounts payable                                                     476,365           325,605
   Accrued salaries and related employee benefits                       474,533           397,881
   Other current liabilities                                            223,097           164,270
   Income taxes payable                                                 239,345           125,090
                                                                  --------------    --------------
           Total current liabilities                                  6,165,602         4,022,320
                                                                  --------------    --------------
   Long-term debt                                                       298,473           294,123
                                                                  --------------    --------------
           Total liabilities                                      $   6,464,075     $   4,316,443
                                                                  ==============    ==============

STOCKHOLDERS' EQUITY
   Common stock, Class A, $.001 par value,
    200,000,000 shares authorized, 12,641,202 and 12,621,202
    shares issued and outstanding at 3/31/00 and 12/31/99         $      12,641     $      12,621
   Common stock, Class B, $.001 par value,
    10,000 shares authorized, issued and
    outstanding                                                              10                10
   Preferred stock, $1 par value, 5,000,000
    shares authorized, 10,000 shares issued
    and outstanding                                                      10,000            10,000
   Additional paid-in capital                                         1,108,465         1,103,485
   Retained earnings                                                  1,462,484         1,197,850

   Stock subscription receivable                                       (189,250)         (189,250)
                                                                  --------------    --------------
           Total stockholders' equity                                 2,404,350         2,134,716

                                                                  --------------    --------------
           Total liabilities and stockholders' equity             $   8,868,425     $   6,451,159
                                                                  ==============    ==============

U N A U D I T E D
MID-ATLANTIC HOME HEALTH NETWORK, INC.
CONSOLIDATED INCOME STATEMENT

                                                                     31-Mar-00        31-Mar-99

REVENUES                                                          $   6,303,545     $   4,131,120

EXPENSES
   Salaries                                                           4,711,084         3,124,999
   General and administrative                                         1,069,555           738,181
   Depreciation & amortization                                           17,413            15,377
   Interest                                                             126,304            96,316

                                                                  --------------    --------------
           Total expenses                                             5,924,356         3,974,873

                                                                  --------------    --------------
           Income before income taxes                                   379,189           156,247

PROVISION FOR INCOME TAXES                                             (114,254)           (1,164)

                                                                  --------------    --------------
           Net income                                             $     264,935     $     155,083
                                                                  ==============    ==============


EARNINGS PER COMMON SHARE                                         $       0.021     $       0.012

MID-ATLANTIC HOME HEALTH NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                       2000              1999
                                                                  --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net Income (loss)                                      $     268,685     $     155,083
           Adjustments to reconcile net income to net
            cash provided by operating activities:
                     Depreciation and amortization                       17,413            15,376
                     Changes in assets and liabilities:
                       Accounts receivable                           (1,709,431)         (307,690)
                       Due from affiliates                               21,198           (98,352)
                       Prepaid expenses and other current assets       (242,892)          (73,193)
                       Other assets                                     (35,004)          (16,021)
                       Deferred tax asset                                     -             3,000
                       Accounts payable                                 150,760           113,745
                       Accrued salaries                                  76,652           155,751
                       Income taxes payable                             114,255                 -
                       Other current liabilities                         58,827            56,274

                                                                  --------------    --------------
                     Net cash provided by operating activities       (1,279,537)            3,973

CASH FLOWS FROM INVESTING ACTIVITIES:
           Acquisition of property, plant and equipment                 (15,934)          (13,374)

                                                                  --------------    --------------
                     Net cash provided by investing activities          (15,934)          (13,374)

CASH FLOWS FROM FINANCING ACTIVITIES
           Repayment of long term debt                                   (2,763)           (3,163)
           Dividends paid on preferred stock                               (300)             (300)
           Changes in notes payable                                   1,749,900                 -
           Proceeds from capital stock transactions                       1,250                 -

                                                                  --------------    --------------
                     Net cash provided by financing activities        1,748,087            (3,463)

                     Net increase (decrease) in cash                    452,616           (12,864)

CASH AND CASH EQUIVALENTS
Cash balance, December 31,                                              548,889           816,294

                                                                  --------------    --------------
Cash balance, March 31,                                           $   1,001,505     $     803,430
                                                                  ==============    ==============

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999


NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION. The consolidated financial statements include the accounts of Mid-Atlantic Home Health Network, Inc. (MAHN) and its subsidiaries (collectively referred to herein as the Company). The subsidiaries include Western Pennsylvania Home Health Network, Inc. (Western Pennsylvania), Hunt Country Nursing Services, Inc. (Hunt Country Nursing), Hunt Country Home Health, Inc. (Home Health), Atlis Federal Services d/b/a National Nurses Service, Inc. and the Center for Ambulatory and Home Infusion Services, Inc. (CAHIS).

         The Company acquired the Center for Ambulatory and Home Infusion Services as of November 1, 1999, in a non-cash transaction from an affiliate. The results of operations for CAHIS are included in the consolidated financial statements from that date.

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

         NET REVENUES. Net revenues are reported at the estimated net realizable amounts from patients, third party payers, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third party payers. Revenue received under third-party agreements is subject to audit. Any adjustments as a result of these audits are reflected in current operations. Approximately 9% and 11% of the Company's net revenues for the years ended December 31, 1999 and 1998, respectively, were from participation in Medicare and state Medicaid programs. In addition, approximately 59% and 33% of the Company's net revenues for the year ended December 31, 1999 and 1998, respectively, was from contracts with state and local governmental correctional facilities, including the Commonwealth of Virginia and the District of Columbia.

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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999


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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999


NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                              Filed on May 22, 2000

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Mid-Atlantic Home Health Network, Inc. (MAHN) is a holding company of four corporate entities: National Nurses Service, Inc., Hunt Country Nursing Services, Inc., Hunt Country Home Health, and The Center for Ambulatory and Home Infusion Services. The analysis of consolidated operations as well as each of the entities is presented below.

                  MID-ATLANTIC HOME HEALTH NETWORK, INC. (MAHN)
                  ---------------------------------------------

Consolidated Results of Operations:
-----------------------------------

         For the first quarter of 2000, MAHN had consolidated revenue of $6,304,000 versus $4,131,000 in the first quarter of 1999. The increase of $2,173,000 represents a 52 percent increase.

         Operating Expenses for the first quarter totaled $5,924,000 versus $3,975,000 a year ago. Operating expenses increased $1,949,000 or a 49 percent increase in operating expenses.

         For the first quarter of Year 2000, our net income before income taxes totaled $379,000 as compared to $156,000 for the first quarter of 1999. Income before taxes increased 142 percent in this quarter to quarter comparison.

         As depicted below, there has been substantial revenue growth and profit growth by MAHN entities. However, MAHN continues to experience difficulties recruiting sufficient nursing personnel to meet the demand placed on the company.

                       NATIONAL NURSES SERVICE, INC. (NNS)
                       -----------------------------------

Gross Profit Margin:
--------------------

         Sales for the first quarter of this fiscal year totaled $4,093,000 versus $2,972,000 a year ago. The increase of $1,121,000 represents a 37.7 percent increase for our medical staffing operations.

         The gross profit margin for NNS's medical staffing office in Silver Spring, Maryland totaled $400,000 versus a gross profit margin of $298,000 a year ago. Richmond's medical staffing office had a gross profit margin of $442,000 versus $319,000 a year ago. A new office located in Fairfax, Virginia had a gross profit margin of $59,000 for its first quarter of operations. (It should be noted, however, that a portion of its revenues were formally generated out of the Silver Spring, Maryland office.)

Operating Expenses:
-------------------

         Total operating expenses for the combined operations of NNS totaled $3,888,000. Direct expenses totaled $3,091,000 or 75.5 percent of revenues. General and administrative expenses totaled $586,000 or 14.3 percent of revenues. Depreciation and interest totaled $80,000 or 1.9 percent.

Net Income:
-----------

         The net income before taxes for NNS totaled $331,000 for the first quarter. This income level compares favorably to $218,000 for 1999. The increase is due to increasing demand for our nurse staffing services.

                   HUNT COUNTRY NURSING SERVICES, INC. (HCNS)
                   ------------------------------------------

Revenues:
---------

         HCNS, our private duty nursing company, with offices in Fairfax, Manassas, Winchester, Warrenton, Fredericksburg, Richmond, and Tappahannock, Virginia had significant revenue growth in the first quarter. For the first quarter, revenues totaled $1,882,500 versus $928,000 a year ago. The increase of $954,500 represents a 103 percent increase.

Operating Expenses:
-------------------

         Operating expenses increased from $940,000 for the first quarter in 1999 to $1,820,000 in Year 2000. The increase of $880,000 represents a 94 percent increase.

Income [Loss]:
--------------

         For the first quarter, the operating income before taxes was $63,000 versus a loss of $12,000 a year ago.

                      HUNT COUNTRY HOME HEALTH, INC. (HCHH)
                      -------------------------------------

Revenues:
---------

         The revenues for the first quarter of Year 2000 totaled $319,500 versus $213,600 a year ago. The increase of $105,900 is a 49.5 percent increase.

Operating Expenses:
-------------------

         Operating expenses increased from $226,000 for the first quarter of 1999 to $311,500 in 2000. The increase of $85,500 represents a 38 percent increase.

Income [Loss]:
--------------

         For the first quarter, HCHH generated net income before taxes of $8,000 versus a loss of $12,700 a year ago.

           THE CENTER FOR AMBULATORY AND HOME INFUSION SERVICES, INC.
           ----------------------------------------------------------

         The durable medical equipment functions of this company are administered by Hunt Country Nursing Services, Inc. and the results of operations related to that activity are included in HCNS. CAHIS generated net income before taxes of $10,000 for the quarter.

                       SUBMISSION OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS


         The annual meeting of stockholders of Mid-Atlantic Home Health Network, Inc., was held at the Hampton Inn, Manassas, Virginia at 1:00 p.m. local time on Friday, May 5, 2000.

         Philip V. Warman, the Chairman of the Board, called the meeting to order. Alexander H. Walker, Jr. was appointed as Secretary of the meeting to record the minutes.

         The Chairman announced that a list of stockholders as of the record date is available for inspection by any stockholders.

         The Chairman appointed Alexander H. Walker III as the Teller of the Election. The Teller reported that there were 11,499,898 shares of the Class "A" common stock present and represented by proxy and all of the outstanding Class "B" stock being 10,000 shares were present.

         Dennis S. Light, Philip V. Warman, and Tom Waugh were duly nominated and elected as the Board of Directors to serve for a term of one year or until their successors have been duly elected and qualified. These persons received 10,999,598 votes for, 500,300 votes against, 0 abstentions from shares of Class "A" stock and 10,000 votes from shares of Class "B" stock. The firm of Eggleston & Smith P.C., Independent Certified Accountants, was elected by the stockholders with 10,984,798 votes for, 500,000 votes against, 15,100 abstentions from shares of Class "A" common stock and 10,000 votes from shares of Class "B" stock.

         The Chairman stated that he would entertain any other business to be brought before the meeting. No such business was presented. The meeting was adjourned 1:17 p.m. local time.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MID-ATLANTIC HOME HEALTH NETWORK, INC.




Dated:  May 22, 2000                     By:  /s/ Dennis Light
                                             -----------------------------------
                                              Dennis Light, President