Form 10QSB
period 2000-06-30
MID-ATLANTIC HOME HEALTH NETWORK INC
filed 2000-08-14
CIK 1023769

FORM 10QSB FOR MID-ATLANTIC HOME HEALTH NETWORK, INC. FILED ON AUGUST 14, 2000


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2000


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,591,142 shares of $.001 par value common stock as of June 30, 2000.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.

                         PART I - FINANCIAL INFORMATION


                                                                         PAGE


Condensed Balance Sheets for June 30, 2000 and June 30, 1999...............1


Condensed Statements of Income for the Six Months ended
June 30, 2000 and 1999.....................................................2


Condensed Statements of Cash Flows for the Six Months ended
June 30, 2000, and 1999....................................................3


Notes to Condensed Financial Statements....................................4


Management's Discussion and Analysis or Plan of Operation..................7


                           PART II - OTHER INFORMATION

Legal Proceedings..........................................................9

Changes in Securities and Use of Proceeds - No Change......................-

Defaults upon Senior Securities - N/A......................................-

Other Information..........................................................9

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                 UNAUDITED        AUDITED
                                                                 30-Jun-00       31-Dec-99
                                                               -------------   -------------
Current Assets
   Cash and cash equivalents                                   $    887,104    $    548,889
   Accounts receivable, net of allowances                         7,632,809       4,278,363
   Due from affiliates                                              237,002         273,343
   Prepaid expenses and other current assets                        400,610         187,760
   Deferred tax asset                                                72,000          72,000
                                                               -------------   -------------
           Total current assets                                   9,229,525       5,360,355
                                                               -------------   -------------
Property and Equipment, net                                         318,932         278,779
                                                               -------------   -------------
Other Assets

   Goodwill                                                         763,229         781,239
   Other assets                                                      61,303          30,786
                                                               -------------   -------------
           Total other assets                                       824,532         812,025
                                                               -------------   -------------
           Total assets                                        $ 10,372,989    $  6,451,159
                                                               =============   =============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                           $      8,080    $     16,393
   Notes payable                                                  6,035,162       2,993,081
   Accounts payable                                                 431,320         325,605
   Accrued salaries and related employee benefits                   490,390         397,881
   Other current liabilities                                        283,998         164,270
   Income taxes payable                                             344,490         125,090
                                                               -------------   -------------
           Total current liabilities                              7,593,440       4,022,320
                                                               -------------   -------------
   Long-term debt                                                   295,026         294,123
                                                               -------------   -------------
           Total liabilities                                   $  7,888,466    $  4,316,443
                                                               =============   =============

STOCKHOLDERS' EQUITY
   Common stock, Class A, $.001 par value,
    200,000,000 shares authorized, 12,591,142 and 12,621,202
    shares issued and outstanding at 6/30/00 and 12/31/99      $     12,591    $     12,621
   Common stock, Class B, $.001 par value,
    10,000 shares authorized, issued and
    outstanding                                                          10              10
   Preferred stock, $1 par value, 5,000,000
    shares authorized, 10,000 shares issued
    and outstanding                                                  10,000          10,000
   Additional paid-in capital                                     1,058,515       1,103,485
   Retained earnings                                              1,542,657       1,197,850

   Stock subscription receivable                                   (139,250)       (189,250)
                                                               -------------   -------------
           Total stockholders' equity                             2,484,523       2,134,716
                                                               -------------   -------------
           Total liabilities and stockholders' equity          $ 10,372,989    $  6,451,159
                                                               =============   =============

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.

                         CONSOLIDATED INCOME STATEMENT
                               U N A U D I T E D


                                                   30-Jun-00         30-Jun-99
                                                 -------------     -------------

REVENUES                                         $ 13,142,254      $  8,492,997

EXPENSES
   Salaries                                         9,845,642         6,528,949
   General and administrative                       2,414,819         1,520,482
   Depreciation & amortization                         35,103            31,865
   Interest                                           281,885           200,179
                                                 -------------     -------------
           Total expenses                          12,577,449         8,281,475
                                                 -------------     -------------
           Income before income taxes                 564,805           211,522

PROVISION FOR INCOME TAXES                           (219,399)          (82,404)
                                                 -------------     -------------
           Net income                            $    345,406      $    129,118
                                                 =============     =============

EARNINGS PER COMMON SHARE                        $      0.027      $      0.010

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                                          2000          1999
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                  $   345,406    $   129,118
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                       35,103         31,865
      Changes in assets and liabilities:
         Accounts receivable                          (3,354,446)    (1,690,540)
         Due from affiliates                              36,341       (223,568)
         Prepaid expenses and other current assets      (212,850)      (103,511)
         Other assets                                          -        (58,045)
         Deferred tax asset                              105,715              -
         Accounts payable                              3,042,081        105,691
         Accrued salaries                                119,728        157,388
         Income taxes payable                            219,400              -
         Other current liabilities                             -         19,409
                                                     ------------   ------------
      Net cash provided by operating activities          336,478     (1,632,193)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment           (57,245)           462
  Acquisition of other assets                            (30,517)
                                                     ------------   ------------
      Net cash provided by investing activities          (87,762)           462

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of long term debt                             (7,410)        (7,301)
  Dividends paid on preferred stock                         (600)          (600)
  Changes in notes payable                                92,509      1,243,327
  Redemption of stock                                      5,000              -
                                                     ------------   ------------
      Net cash provided by financing activities           89,499      1,235,426

      Net increase (decrease) in cash                    338,215       (396,305)

CASH AND CASH EQUIVALENTS
Cash balance, December 31,                               548,889        816,294
                                                     ------------   ------------
Cash balance, June 30,                               $   887,104    $   419,989
                                                     ============   ============

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999


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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999


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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999


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

         There's been a ruling in favor of the Plaintiff. However, Mid-Atlantic is going to appeal that decision.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.

                            Filed on August 14, 2000


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


                  MID-ATLANTIC HOME HEALTH NETWORK, INC. (MAHN)
                  ---------------------------------------------

Consolidated Results of Operations:
-----------------------------------

         For the first six months of 2000, MAHN had consolidated revenue of $13,132,000 versus $8,493,000 for the first six months of 1999. The increase of $4,639,000 represents a gain of 54 percent.

         Operating expenses for the first six months of 2000 totaled $12,577,000 versus $8,281,000 a year ago. Operating expenses increased $4,296,000 or 51 percent.

         For the first half of Year 2000, our operating income before income taxes totaled $565,000 versus $212,000 a year ago. This change represents a gain of $353,000. After taxes, MAHN had net income of $345,000 versus $129,000 a year ago.

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


                       NATIONAL NURSES SERVICE, INC. (NNS)
                       -----------------------------------

Gross Profit Margin:
--------------------

         Sales for the first six months of this fiscal year totaled $8,403,000 versus $5,774,000 a year ago. The increase of $2,629,000 represents a 45.5 percent increase for our medical staffing operations.

         The gross profit margin for NNS' medical staffing office in Silver Spring, Maryland totaled $851,000 or 20.4 percent for the first six months of this fiscal year. This compares to a gross profit margin of $603,000 or 20.5 percent a year ago. A new office located in Fairfax, Virginia had a gross profit margin of $123,000 or 23.4 percent from its first six months of operations. (It should be noted that a portion of its revenues were formally generated out of the Silver Spring, Maryland office.)

         Richmond's medical staffing office had a gross profit margin of $844,000 or 26.5 percent versus $618,000 or 25.5 percent a year ago.

Operating Expenses and Income:
------------------------------

         Total operating expenses for the combined operations of NNS totaled $7,788,000 for the first six months of this fiscal year. Income totaled $615,000. This compares favorably against the 1999 six month data: operating expenses were $5,523,000 and income before tax was $251,000. Income before tax increased $364,000 which is due to increasing demand for our nurse staffing services.


                   HUNT COUNTRY NURSING SERVICES, INC. (HCNS)
                   ------------------------------------------

Revenues:
---------

         HCNS, our private duty nursing company, with offices in Fairfax, Manassas, Winchester, Warrenton, Fredericksburg, Charlottesville, Richmond and Tappahannock, Virginia had significant revenue growth in the first six months of this fiscal year. For the first six months, revenues totaled $4,076,000 versus $2,182,000 a year ago. On a percentage basis, the increase of $1,894,000 represents a 86.8 percent increase.

Operating Expenses:
-------------------

         Operating expenses increased to $4,005,000 for the first six months of this year versus $2,157,000 in 1999. The increase represents a 85.6 percent increase:

Income (Loss):
--------------

         For the first half of Year 2000, HCNS has income before taxes of $71,000 versus $25,000 a year ago.


                         HUNT COUNTRY HOME HEALTH, INC.
                         ------------------------------

Revenues:
---------

         The revenues for the first half of Year 2000 totaled $645,000 versus $503,000 a year ago.

Operating Expenses:

         Operating expenses increased from $502,000 in 1999 to $643,000 for the first six months of 2000.

Income (Loss):
--------------

         For the first six months of 2000, HCHH had a gain of $2,000 versus a gain of $271 a year ago.


       THE CENTER FOR AMBULATORY AND HOME INFUSION SERVICES, INC. (CAHIS)
       ------------------------------------------------------------------

         The durable medical equipment functions of this company are administered by Hunt Country Nursing Services, Inc. and the results of operations related to that activity are included in HCNS. CAHIS generated net income before taxes of $10,000 for the first quarter and there have been no further transactions in the second quarter.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1 - LEGAL PROCEEDINGS

         Reference is made to the contingent liability (see Note 2.)

         On July 19, 2000 the Circuit Court of Maryland entered a judgment against MAHN for $850,000. It is the intent of MAHN to appeal this case to the Appellate Court. MAHN will post an $850,000 letter of credit as collateral against the judgment awaiting an Appellate Court date and Appellate Court decision. These financial statements do not include any accrual for obligation which may occur in final settlement of this case.

ITEM 5 - OTHER INFORMATION

         The President of MAHN, Dennis Light, has announced plans to resign effective August 31, 2000 to pursue a consulting career.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MID-ATLANTIC HOME HEALTH NETWORK, INC.



Dated: August 14, 2000                   By:    /S/ Dennis Light
                                            -----------------------------------
                                                Dennis Light, President