Form 10QSB
period 2000-09-30
MID-ATLANTIC HOME HEALTH NETWORK INC
filed 2000-11-14
CIK 1023769

FORM 10QSB FOR MID-ATLANTIC HOME HEALTH NETWORK, INC. FILED ON NOVEMBER 14, 2000



                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2000


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,595,142 shares of $.001 par value common stock as of September 30, 2000.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.

                         PART I - FINANCIAL INFORMATION



                                                                            PAGE


Condensed Balance Sheets for September 30, 2000 and December 31, 1999.........1


Condensed Statements of Income for the Nine Months ended
September 30, 2000 and 1999...................................................2


Condensed Statements of Cash Flows for the Nine Months ended
September 30, 2000, and 1999..................................................3


Notes to Condensed Financial Statements.......................................4


Management's Discussion and Analysis or Plan of Operation.....................7


                           PART II - OTHER INFORMATION

Legal Proceedings............................................................ 10

Changes in Securities and Use of Proceeds - No Change.........................

Defaults upon Senior Securities - N/A.........................................

Other Information - N/A.......................................................

MID-ATLANTIC HOME HEALTH NETWORK, INC.
CONSOLIDATED BALANCE SHEET

                                                                UNAUDITED          AUDITED
                                                                30-Sep-00         31-Dec-99
Current Assets
   Cash and cash equivalents                                                    $     548,889
   Accounts receivable, net of allowances                           7,548,579       4,278,363
   Due from affiliates                                                (26,513)        273,343
   Prepaid expenses and other current assets                        1,404,428         187,760
   Deferred tax asset                                                  72,000          72,000
                                                                --------------  --------------
           Total current assets                                     8,998,494       5,360,355
                                                                --------------  --------------
Property and Equipment, net                                           555,046         278,779
                                                                --------------  --------------

Other Assets

   Goodwill                                                           753,015         781,239
   Other assets                                                        64,305          30,786
                                                                --------------  --------------
           Total other assets                                         817,320         812,025
                                                                --------------  --------------
           Total assets                                         $  10,370,860   $   6,451,159
                                                                ==============  ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                            $       8,080   $      16,393
   Notes payable                                                    5,220,477       2,993,081
   Accounts payable                                                   602,777         325,605
   Accrued salaries and related employee benefits                     584,147         397,881
   Other current liabilities                                          255,723         164,270
   Income taxes payable                                               458,560         125,090
                                                                --------------  --------------
           Total current liabilities                                7,129,764       4,022,320
                                                                --------------  --------------
   Long-term debt                                                     505,287         294,123
                                                                --------------  --------------
           Total liabilities                                    $   7,635,051   $   4,316,443
                                                                ==============  ==============

STOCKHOLDERS' EQUITY
   Common stock, Class A, $.001 par value,
    200,000,000 shares authorized, 12,595,142 and 12,621,202
    shares issued and outstanding at 9/30/00 and 12/31/99       $      12,595   $      12,621
   Common stock, Class B, $.001 par value,
    10,000 shares authorized, issued and
    outstanding                                                            10              10
   Preferred stock, $1 par value, 5,000,000
    shares authorized, 10,000 shares issued
    and outstanding                                                    10,000          10,000
   Additional paid-in capital                                       1,059,511       1,103,485
   Retained earnings                                                1,792,943       1,197,850

   Stock subscription receivable                                     (139,250)       (189,250)
                                                                --------------  --------------
           Total stockholders' equity                               2,735,809       2,134,716
                                                                --------------  --------------
           Total liabilities and stockholders' equity           $  10,370,860   $   6,451,159
                                                                ==============  ==============

U N A U D I T E D
MID-ATLANTIC HOME HEALTH NETWORK, INC.
CONSOLIDATED INCOME STATEMENT

                                                    30-Sep-00       30-Sep-99

REVENUES                                          $  20,197,382   $  13,314,583

EXPENSES
   Salaries                                          15,256,658      10,201,481
   General and administrative                         3,451,303       2,383,422
   Depreciation & amortization                           63,472          48,699
   Interest                                             475,819         313,848

                                                  --------------  --------------
           Total expenses                            19,247,252      12,947,450

                                                  --------------  --------------
           Income before income taxes                   950,130         367,133

PROVISION FOR INCOME TAXES                             (354,136)       (126,544)

                                                  --------------  --------------
           Net income                             $     595,994   $     240,589
                                                  ==============  ==============


EARNINGS PER COMMON SHARE                         $       0.047   $       0.019

MID-ATLANTIC HOME HEALTH NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                    2000            1999
                                                                --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net Income (loss)                                    $     595,994   $     240,589
           Adjustments to reconcile net income to net
            cash provided by operating activities:
                   Depreciation and amortization                       48,699          43,526
                   Changes in assets and liabilities:
                     Accounts receivable                           (3,270,216)     (1,426,768)
                     Due from affiliates                              299,855        (223,312)
                     Prepaid expenses and other current assets     (1,216,668)        (88,531)
                     Other assets                                     (33,519)        (61,110)
                     Deferred tax asset                                     -               -
                     Accounts payable                                 277,171         103,685
                     Accrued salaries                                 186,266         213,351
                     Income taxes payable                             333,470               -
                     Other current liabilities                         91,453          49,112

                                                                --------------  --------------
                   Net cash provided by operating activities       (2,687,495)     (1,149,458)

CASH FLOWS FROM INVESTING ACTIVITIES:
           Acquisition of property, plant and equipment              (296,742)            462
           Acquisition of other assets
                                                                --------------  --------------
                   Net cash provided by investing activities         (296,742)            462

CASH FLOWS FROM FINANCING ACTIVITIES
           Repayment of long term debt                                (22,270)        (10,051)
           Dividends paid on preferred stock                             (900)           (900)
           Changes in notes payable                                 2,227,396         835,386
           Redemption of stock                                          6,000               -
           Current borrowings                                         225,122
                                                                --------------  --------------
                   Net cash provided by financing activities        2,435,348         824,435

                   Net increase (decrease) in cash                   (548,889)       (324,561)

CASH AND CASH EQUIVALENTS
Cash balance, December 31,                                            548,889         816,294

                                                                --------------  --------------
Cash balance, September 30,                                     $           -   $     491,733
                                                                ==============  ==============

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999


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

         NET REVENUES. Net revenues are reported at the estimated net realizable amounts from patients, third party payers, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third party payers. Revenue received under third-party agreements is subject to audit. Any adjustments as a result of these audits are reflected in current operations. Approximately 27% and 9% of the Company's net revenues for the nine months ended September 30, 2000 and 1999, respectively, were from participation in Medicare and state Medicaid programs. In addition, approximately 21% and 59% of the Company's net revenues for the nine months ended September 30, 2000 and 1999, respectively, was from contracts with state and local governmental correctional facilities, including the Commonwealth of Virginia and the District of Columbia.

         At September 30, 2000 and 1999, 26% and 3%, respectively, of net accounts receivable were due from Medicare and Medicaid. The ability of payers to meet their obligations depends upon their financial stability, future legislation and regulatory actions.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999

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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999


NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2.  CONTINGENT LIABILITY AND SUBSEQUENT EVENT

         The Company acquired National Nurses Service, Inc. on June 30, 1995 from Atlis Systems, Inc. The company issued 500,000 of its common stock in exchange for ownership of National Nurses Service, Inc. The Stock Purchase agreement called for an adjustment of the purchase price if the market value of the stock issued was less than a specific amount on June 30, 1998. At that date, the market value of the stock was below the specified amount. However, the parties to the agreement disagreed on the terms of the settlement. Negotiations and litigation proceeded form that date until October 20000 when a settlement was reached between the two parties. The settlement requires that the Company pay $1,350,0000 to Atlis, Inc. in settlement of the original purchase agreement and for the surrender of the originally issued 500,000 shares of company stock. A sum of $900,000 was paid upon execution of the settlement agreement on October 30, 2000. The remaining balance is to be paid in three equal installments of $150,000 on the anniversary of the execution of the settlement agreement.

         The original purchase was accounted for as a purchase and the company recorded approximately $800,000 in Goodwill. The settlement will be recorded as an adjustment of the original purchase price and surrender of the originally issued common stock. The underlying value of assets acquired will not change. Accordingly, the Common Stock, Paid-In Capital and Goodwill will be adjusted during the fourth quarter upon execution of the settlement agreement.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.

                           Filed on November 14, 2000


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


                  MID-ATLANTIC HOME HEALTH NETWORK, INC. (MAHN)
                  ---------------------------------------------

Consolidated Results of Operations:
-----------------------------------

         For the first nine months of 2000, MAHN had consolidated revenue of $20,197,000 versus $13,315,000 for the first nine months of 1999. The increase of $6,882,000 represents a gain of 52 percent.

         Operating expenses for the first nine months of 2000 totaled $19,247,000 versus $12,947,000 a year ago. Operating expenses increased $6,300,000 or 49 percent.

         Through the third quarter of Year 2000, our operating income before income taxes totaled $950,000 versus $367,000 a year ago. This change represents a gain of $583,000. After taxes, MAHN had net income of $596,000 versus $241,000 a year ago.

         MAHN, the holding company does not generate any income but reports the corporate-wide administrative expenses for the four entities. For the first nine months of 2000 MAHN had revenue of $25,000. Operating expenses totaled $286,000 and the year-to-date loss totaled $261,000.


                       NATIONAL NURSES SERVICE, INC. (NNS)
                       -----------------------------------

         NNS' primary business is to provide medical staffing services with offices in Silver Spring, MD, Fairfax, VA and Richmond, VA. A new office opened August 2000 in Norfolk, VA. NNS also has a Medicare certified home health agency in Richmond, VA.

                 -----------------------------------------------

Revenues:
---------

         Revenue for the first nine months of this fiscal year totaled $12,944,000 versus $8,810,000 a year ago. The increase of $4,134,000 represents a 47 percent increase for NNS.

Operating Expenses:
-------------------

         NNS' operating expenses for the first nine months totaled $11,933,000 versus $8,462,000 a year ago. The increase is $3,471,000 or 41 percent.

Income(Loss):
-------------

         NNS' income before tax for the first nine months of 2000 and 1999 was $1,011,000 and $348,000, respectively.



                   HUNT COUNTRY NURSING SERVICES, INC. (HCNS)
                   ------------------------------------------

Revenues:
---------

         HCNS, our private duty nursing and durable medical supply company, with offices in Fairfax, Manassas, Winchester, Warrenton, Fredericksburg, Charlottesville, Richmond and Tappahannock, Virginia had significant revenue growth in the first nine months of this fiscal year. For the first nine months, revenues totaled $6,350,000 versus $3,621,000 a year ago. On a percentage basis, the increase of $2,729,000 represents a 75 percent increase.

Operating Expenses:
-------------------

         Operating expenses increased to $6,161,000 for the first nine months of this year versus $3,534,000 in 1999. The increase is $2,627,000 or 74 percent.


Income (Loss):
--------------

         For the first half of Year 2000, HCNS has income before taxes of $189,000 versus $87,000 a year ago.


                      HUNT COUNTRY HOME HEALTH, INC. (HCHH)
                      -------------------------------------

HCHH is our Medicare certified home health company with offices in Warrenton and Fredericksburg, VA.

                -------------------------------------------------


Revenues:
---------

         The revenues for the first half of Year 2000 totaled $868,000 versus $836,000 a year ago.

Operating Expenses:
-------------------

         Operating expenses increased from $812,000 in 1999 to $867,000 for the first nine months of 2000.


Income (Loss):
--------------

         For the first nine months of 2000, HCHH had a gain of $1,000 versus a gain of $24,000 a year ago.



       THE CENTER FOR AMBULATORY AND HOME INFUSION SERVICES, INC. (CAHIS)
       ------------------------------------------------------------------

         The durable medical equipment functions of this company are administered by Hunt Country Nursing Services, Inc. and the results of operations related to that activity are included in HCNS. CAHIS generated revenue of $10,000 and net income before taxes of $10,000 for the first quarter and there have been no further transactions.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1 - LEGAL PROCEEDINGS

         Reference is made to the contingent liability (see Note 2.)

In October 2000, an agreement was reached between MAHN and Atlis Systems, Inc. MAHN shall pay to Atlis the total sum of $1,350,000 in four installments. The initial payment of $900,000 was due upon execution of the agreement. The remaining sum of $450,000 is to be paid without interest in three equal, annual payments of $150,000 commencing on the first anniversary of the date of the agreement. As part of this agreement, the 500,000 shares of stock will be returned to MAHN after all payments are received by Atlis. Until then, the stock will remain in escrow with an independent escrow agent.

         As set forth in the agreement all pending court actions have been dismissed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MID-ATLANTIC HOME HEALTH NETWORK, INC.

Dated: November 14, 2000                  By: /s/ Philip V. Warman
                                             -----------------------------------
                                                  Philip V. Warman, Chairman