Form 10KSB
period 2000-12-31
MID-ATLANTIC HOME HEALTH NETWORK INC
filed 2001-04-16
CIK 1023769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                     For the period ended December 31, 2000
                         Commission file number 0-24165


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $28,243,016

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

         The Company did not conduct any business activities until December 9,1994 when it executed an Exchange Agreement with Oak Springs Nursing HomeLimited Partnership for the acquisition of all of the outstanding stock of Hunt Country Home Health, Inc., a Virginia corporation. As a result of this corporate reorganization, Hunt Country Home Health, Inc. became a wholly owned subsidiary of the Company.

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

         The Company currently employs approximately 2,600 employees, of which 1,400 are full-time employees. The Company's principal executive office is located at 7504 Diplomat Drive, Suite 101, Manassas, Virginia 20109. The Company has administrative offices at the following locations:

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

         8630 Fenton Street, Suite 200       10760B Ambassador Drive
         Silver Spring, MD 20910             Manassas, Virginia 20109

         10800 Midlothian Turnpike           Teakwood Office Park
         Suites 152 & 154                    1413 Teakwood Dr., Suite D
         Richmond, Virginia 23225            Tappahannock, Virgina 22560

         2731-C Prosperity Avenue, Suite C   4410 Ivy Commons
         Fairfax, Virginia 22031             Charlottesville, Virginia 22903

         101 Juliad Court                      6161 Kempsville Ctr., Suite 205
         Fredericksburg, Virginia 33406        Norfolk, VA  23502


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

         Hunt Country Home Health performs approximately 835 home health visits per month. With this case load, a wide spectrum of services requiring basic skills to high tech skills are performed. Generally, the services provided fall into the following program priorities:

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

         Hunt Country Home Health has a home office located in Manassas, Virginia and additional offices located in Fredericksburg and Warrenton. In 2000, over 835 home visits provided skilled nursing care, physical therapy, occupational therapy, speech therapy, home health aide and medical social work. Visit duration was usually two hours or less, two to three times per week.

CENTER FOR AMBULATORY AND HOME INFUSION SERVICES

         In November of 1999, the durable medical equipment assets of Center for Ambulatory & Home Infusion Services were transferred to Hunt Country Nursing Services under the name of Advantage Medical Equipment and Supply. This company is a "trading as" name to provide predominantly adult durable medical equipment.

 NATIONAL NURSES SERVICE, INC.

         On June 30, 1995, the Company acquired ATLIS Health Services, Inc., which then was doing business under the name National Nurses Service. Mid-Atlantic maintained the corporate entity, but changed its name to National Nurses Service, Inc. ("NNS").

         NNS has four offices in the Maryland-Washington, D.C. metropolitan area, Fairfax, Richmond, and the Tidewater area of Virginia. NNS is a leading provider of supplemental staffing, including nursing, rehabilitative therapy and certified nursing assistant services to hospitals, nursing homes, medical clinics, correctional facilities, schools, and other governmental facilities. It is certified by the Medicare and Medicaid programs in Virginia as a provider of skilled and para-professional home health care services. NNS currently has an active roster of more than 1,500 clinical employees from which to fill its assignments.

HUNT COUNTRY NURSING SERVICES, INC.

         In connection with its acquisition of NNS, on June 30, 1995, Mid-Atlantic acquired Hunt Country Nursing Services, Inc. ("HCNS") from its majority shareholder, Oak Springs Nursing Home Limited Partnership. HCNS is a private duty nursing company that provides professional nurses and nursing assistants to patients in the home for 4 to 24 hours per day, 7 days per week. HCNS is located in Northern and Central Virginia and generates approximately $8.6 million in revenues per year. With NNS, HCNS comprises the majority of services provided by the Company and a majority of the Company's revenue is derived from the operations of NNS and HCNS.

         (2)      COMPETITIVE BUSINESS CONDITIONS

         The Company is part of a highly competitive market for nurse staffing and private duty nursing services. In addition, the Company is faced with a market with a shortage of nursing personnel. As a result, the Company faces competition not in gaining and retaining clients, but gaining and retaining nursing personnel.

         (3)      GOVERNMENTAL APPROVAL, REGULATION AND ENVIRONMENTAL COMPLIANCE

         The Company relies heavily on payments made by governmental entities for the services provided by its certified home health entities. Medicare is the largest single payer of home care services. Effective October 1, 2000, the two certified Medicare Agencies owned and operated by the Company will be paid for their services to Medicare beneficiaries by the Prospective Pay System (the "PPS"). The PPS will replace the existing cost reimbursement system. Services for designated home health care conditions will be paid a set amount prospectively. Accordingly, it is unclear if the Company entities offering these services will operate profitably under the amounts set for the services provided. This line of business represents about 10% of the Company's revenues. The PPS will impact Hunt Country Home Health. It will not impact Hunt Country Nursing Services, and will have minimal impact on National Nurses Service.

         (4)      RISKS ASSOCIATED WITH OPERATIONS

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

         (5)      EMPLOYEES AND FACILITIES

         As of April 16, 2001, the Company had approximately 2600 employees of which 1,400 are full-time equivalent employees. None of the Company employees are subject to a collective bargaining agreement and the Company believes its relations with its employees are good.

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

--------------------------------------------------------------------------------

ITEM 2.  DESCRIPTION OF PROPERTY

--------------------------------------------------------------------------------

         The Company is not engaged in the business of investing in real estate or real estate mortgages, however it does own its office at 7504 and 7506 Diplomat Drive in Manassas, Virginia and at 10760 Ambassador Drive, Manassas, Virginia.

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

         The Company was a defendant in a lawsuit for breach of contract that is styled ATLIS SYSTEMS INC V. MID-ATLANTIC HOME HEALTH NETWORK, INC., No. 200383 filed in June of 1999 in the Circuit Court for Montgomery County, State of Maryland. The plaintiff corporation purports to be the successor-in-interest to Atlis Federal, Inc. On June 30, 1995, the Company acquired all of the stock of Atlis Health Services, Inc., a wholly-owned subsidiary of Atlis Federal. As part of the consideration of the acquisition, the Company agreed to deliver 500,000 shares of the Company's Common Stock to Atlis Federal and, on the third anniversary of closing of the acquisition (June 30, 1998), to pay Atlis Federal the difference, if any, between the fair value of such stock $800,000. The Stock Purchase Agreement between the parties establishes a multi-part formula for determining the fair value of the stock as of that date. The parties disagree not only about the proper interpretation of the contract language but also whether, as a result of Altis Federal's alleged breach of various disclosures provisions of the agreement, the Company is obligated to make any payment at all. The Complaint seeks damages in the amount of $787,000 (representing plaintiff's view of the Company's liability to pay an adjusted purchase price under the contract formula) plus an unspecified amount of attorneys fees and costs under an indemnification provision of the agreement. The Company has asserted claim in recoupment to plaintiff's claims that would, if successful, reduce the amount of any adverse judgment significantly. This action is pending.

         On October 27, 2000, the Company settled this pending lawsuit by paying Atlis Health Services, Inc. $900,000 in cash and buying back Atlis Health Services, Inc.'s 500,000 shares of stock in the Company for $450,000 over three years. The first installment is October 27, 2001.

--------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------

         The Company did not submit any matter to a vote of the shareholders in the past calendar year 2000.


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

                  Quarter Ended            High Bid          Low Bid
                  -------------            --------          -------

                December 31, 2000           $ 0.375         $ 0.06
                September 30, 2000          $ 0.43          $ 0.06
                June 30, 2000               $ 0.875         $ 0.50
                March 31, 2000              $ 0.37          $ 0.125
                December 31, 1999           $ 0.25          $ 0.125
                September 30, 1999          $ 0.18          $ 0.125
                June 30, 1999               $ 0.25          $ 0.03125
                March 31, 1999              $ 0.03          $ 0.03125
                December 31, 1998           $ 0.03          $ 0.03125
                September 30, 1998          $ 0.03          $ 0.03125
                June 30, 1998               $ 0.06          $ 0.03125
                March 31, 1998              $ 0.06          $ 0.0625

         There is no market for the Company's Class B Common Stock.

HOLDERS:

         As of December 31, 2000, there were approximately 458 holders of record of the Company's Class A Common Stock. All of the Company's 10,000 shares of its authorized Class B Common Stock are issued and outstanding and owned by one (1) shareholder, Oak Springs Nursing Home Limited Partnership.

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

RECENT SALES OF UNREGISTERED SECURITIES

         On or about March 31, 2000, the Company issued 15,000 shares of itscapital stock to Dennis Light as a yearly bonus for his services in 1999. Such shares were valued at $0.25 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

         On or about July 31, 2000, the Company issued 4,000 shares of its capital stock to Carol Roy, National Nurses Services' Home Health Administrator as part of her annual review.

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

MID-ATLANTIC HOME HEALTH NETWORK, INC. (MAHN)

CONSOLIDATED FINANCIAL POSITION

         The Company's consolidated total assets were $9,384,000 at December 31, 2000 versus $6,451,000 at December 31, 1999. The 45% increase in total assets was due principally to increases in accounts receivable as a result of the Company's 29% increase in revenue.

         Liquidity, as represented by working capital (current assets less current liabilities), decreased from approximately $1,338,000 to $715,000 at December 31, 2000. The Company feels that its current and anticipated liquidity will be sufficient to fund future operations.

         The Company finances a portion of its account receivable with a lender under terms of an agreement that advances up to 80% of qualified accounts receivable. At December 31, 2000 advances secured by accounts receivable totaled approximately $4,760,000.

         Due to the nature of the Company's operations, property and equipmentare not a significant factor in planning future operational needs. At bothDecember 31, 1999 and 1998 the company's net investment in property and equipment was less than 5% of total assets.

CONSOLIDATED RESULTS OF OPERATIONS

         Revenues for the year ended December 31, 2000 were approximately $28,243,000 a 49% increase over December 31, 1999 revenues of approximately $9,216,000.

         Costs related to patient care rose to approximately $21,699,000 an increase of 50% over the previous year total of $14,404,000. These increases were offset by controls over general and administrative expenses. General and administrative expenses totaled approximately $4,907,000 for the year ended December 31, 2000 an increase of 40% over the prior period.

         Income before one time charges increased to $1,294,000 in 2000 versus $609,000 in 1999. One time expenses were:

            a.     Recognized one time charge for legal fees      $(292,000.00)
                   Pertaining to settlement of ATLIS case

            b.     Recognized full year of amortization             (38,000.00)
                   (31,450) on additional goodwill and imputed interest (6,166) on note - both related to ATLIS settlement

            c.     Increase bad debt reserve for Woodbridge         (70,000.00)
                   Nursing Home account - bankruptcy

            d.     CAHIS close-out                                  (50,000.00)
                                                                  -------------
                                                                  $(450,000.00)
                                                                  =============

         Income after one-time expenses increased to $844,000 in 2000 versus $609,000 in 1999. After tax income increased to $512,000 in 2000 versus $426,000 in 1999. After tax income before one-time charges would have been $795,000 in 2000 versus $426,000 in 1999. Also our average tax rate increased to 39% in 2000 from 30% in 1999.

         Earnings per common share remained at .04 for 2000.


                               HEALTH CARE TRENDS

         The following is a table of the Company's approximate operating revenues for the years 1995 through 2000.

                                     Percentage change
                                       From the prior
                         Revenue           year
                         -------           ----
           1995          9,983,000
           1996         14,269,000         42.9%
           1997         13,740,000         -3.7%
           1998         14,698,000          6.9%
           1999         18,984,000         29.2%
           2000         28,200,000         48.5%

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

         MAHN continued to expand its services in 2000 by opening up office locations in Fairfax, Charlottesville and the Tidewater area Virginia.

         The additional outlets for nurse staffing and private duty nursing have provided greater ease in recruitment. At the same time, continued centralization of general and administrative functions have resulted in greater productivity. This combination of increasing the numbers of distribution points in the Mid-Atlantic while centralizing overhead functions will continue in the Year 2001.

         MAHN, the holding company, does not generate any income but reports the corporate-wide administrative expenses for the four entities. For 2000 MAHN had revenue of $25,000. Operating expenses totaled $740,000.

NATIONAL NURSES SERVICE, INC. (NNS)

OPERATING REVENUES:
-------------------

         Operating revenues for the fiscal year 2000 totaled $18,452,000 versus$12,478,000 in 1999 for our nurse staffing company. The revenue increase of $5,974,000 represents a 48 percent increase. NNS continues to experience greater demand for its nursing personnel from hospitals, clinics, nursing homes, schools, and correctional facilities. As the age wave continues to impact the population, and the shortage of nursing personnel persists, we anticipate continued strong demand for nurse staffing. A new nurse staffing outlet was added in August,2000, in the Tidewater area of Virginia.

OPERATING EXPENSES:
-------------------

         Total operating expenses for fiscal year 2000 was $17,093,000 versus $11,812,000 in the prior year. This represents an increase of $5,281,000 or 45%. Operating expenses expressed as a percentage of operating revenues remained reasonably stable at 93% in 2000 versus 94 in 1999.

         The operating income before taxes of NNS improved for fiscal year 2000. In 2000, NNS had $1,359,000 in operating income versus $667,000 in 1999---a 104 percent increase. The increased profitability is primarily due to increased revenues with slight improvements in its overhead costs as a percentage of sales.

HUNT COUNTRY NURSING SERVICES, INC. (HCNS)

OPERATING REVENUES:
-------------------

         Hunt Country Nursing Services, Inc., our private duty nursing company, Continued to show revenue growth in fiscal year 2000. Operating revenues totaled $8,646,000 versus $5,297,000 a year ago; the increase is $3,349,000 or 63 percent.

         An additional office was opened in March 2000 in Charlottesville, Virginia.

OPERATING EXPENSES:
-------------------

         Operating expenses for HCNS increased to $8,441,000 in 2000 versus $5,173,000 in 1999. This represents an increase of 63 percent.

INCOME/LOSS:
------------

         HCNS generated a profit of $204,000 for fiscal year 2000 as compared to a loss of $124,000 in 1999.

         This company continues to expect revenue and income growth, and further expansion through the Mid-Atlantic.


HUNT COUNTRY HOME HEALTH, INC. (HCHH)

OPERATING REVENUES:
-------------------

         The operating revenues for fiscal year 2000 for this Medicare Certified home health agency totaled $1,117,000, compared to $1,184,000 for the prior year.

OPERATING EXPENSES:
-------------------

         Operating expenses decreased from $1,164,000 in 1999 versus $1,080,000 in 2000.

INCOME/LOSS:
------------

         In fiscal year 2000, HCHH experienced income of $37,000 versus $20,000 in 1999. This company is maintaining steady operations under the prospective pay system which went into effect October, 2000.

THE CENTER FOR AMBULATORY AND HOME INFUSION SERVICES (CAHIS)

         The durable medical equipment operations was transferred to Hunt Country Nursing Services in 1999.

OPERATING REVENUES:
-------------------

         The operating revenues for 2000 was $4,000.

OPERATING EXPENSES
------------------

         Total operating expense for 2000 was $44,000.

PROFIT /LOSS
------------

         CAHIS ended 2000 with a $40,000 loss.

--------------------------------------------------------------------------------

ITEM 7.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 2000

                                    CONTENTS



                                                                          PAGES
                                                                          -----

INDEPENDENT AUDITORS' REPORT                                                 16

FINANCIAL STATEMENTS

   Consolidated balance sheets                                            18-19

   Consolidated statements of income                                         20

   Consolidated statements of stockholders' equity                           21

   Consolidated statements of cash flows                                     22

   Notes to consolidated financial statements                             23-30

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Mid-Atlantic Home Health Network, Inc.
  and Subsidiaries


We have audited the accompanying consolidated balance sheets of Mid-Atlantic Home Health Network, Inc. and Subsidiaries (the Company), as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid-Atlantic Home Health Network, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





                                                      /S/ EGGLESTON SMITH P.C.
                                                      ------------------------
                                                      Eggleston Smith P.C.



April 11, 2001

                              FINANCIAL STATEMENTS

                                   YEARS ENDED

                           DECEMBER 31, 2000 AND 1999

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------
                                                          2000           1999
                                                      -----------    -----------
                           ASSETS

CURRENT ASSETS
   Cash and cash equivalents                          $  549,812     $  548,889
   Accounts receivable, net of allowances of
     $103,187 in 2000 and $106,239 in 1999             6,640,427      4,278,363
   Due from affiliates                                    97,931        273,343
   Prepaid expenses and other current assets              31,964        187,760
   Deferred tax asset                                     26,000         72,000
                                                      -----------    -----------

              Total current assets                     7,346,134      5,360,355
                                                      -----------    -----------

PROPERTY AND EQUIPMENT, NET                              573,840        278,779
                                                      -----------    -----------

OTHER ASSETS
   Goodwill, net of accumulated amortization of
     $303,728 in 2000 and $269,156 in 1999             1,332,909        781,239
   Other assets                                          135,954         30,786
                                                      -----------    -----------

              Total other assets                       1,468,863        812,025
                                                      -----------    -----------


              Total assets                            $9,388,837     $6,451,159
                                                      ===========    ===========

See accompanying notes.


                          MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                     AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2000 AND 1999

-----------------------------------------------------------------------------------------

                                                               2000              1999
                                                           ------------      ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt                    $   154,571       $    16,393
   Current maturities of capital leases                         53,635                --
   Notes payable                                             4,759,680         2,993,081
   Accounts payable                                            458,104           325,605
   Accrued salaries and related employee benefits              425,882           397,881
   Other current liabilities                                   455,739           164,270
   Income taxes payable                                        343,456           125,090
                                                           ------------      ------------

              Total current liabilities                      6,651,067         4,022,320
                                                           ------------      ------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES
   Notes payable                                               536,568           294,123
   Capital leases                                              194,168                --
                                                           ------------      ------------

              Total long-term debt                             730,736           294,123
                                                           ------------      ------------

              Total liabilities                              7,381,803         4,316,443
                                                           ------------      ------------

STOCKHOLDERS; EQUITY
   Common stock, Class A, $.001 par
     value, 200,000,000 shares authorized
     12,595,142 shares issued and
     outstanding in 2000 and 12,621,202 in 1999                 12,096            12,621
   Common stock, Class B, $.001 par value,
     10,000 shares authorized, issued and
     outstanding                                                    10                10
   Preferred stock, $1 par value, 5,000,000
     shares authorized, 10,000 shares issued
     and outstanding                                            10,000            10,000
   Additional paid-in capital                                  441,012         1,103,485
   Retained earnings                                         1,708,166         1,197,850
                                                           ------------      ------------
                                                             2,171,284         2,323,966
   Stock subscriptions receivable                             (164,250)         (189,250)
                                                           ------------      ------------

           Total stockholders' equity                        2,007,034         2,134,716
                                                           ------------      ------------

           Total liabilities and stockholders' equity      $ 9,388,837       $ 6,451,159
                                                           ============      ============

See accompanying notes.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

                                                       2000             1999
                                                   ------------     ------------

REVENUES                                           $28,243,016      $18,984,218
                                                   ------------     ------------

EXPENSES
   Patient care costs                               21,699,600       14,403,802
   General and administrative                        4,907,394        3,494,086
   Amortization                                         87,405           52,997
   Interest expense, net                               704,238          424,316
                                                   ------------     ------------

              Total expenses                        27,398,637       18,375,201
                                                   ------------     ------------

              Income before income taxes               844,379          609,017

PROVISION FOR INCOME TAXES                             332,863          182,769
                                                   ------------     ------------

              Net income                           $   511,516      $   426,248
                                                   ============     ============

EARNINGS PER COMMON SHARE                          $       .04      $       .03
                                                   ============     ============

See accompanying notes.


                                         MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                                    AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         YEARS ENDED DECEMBER 31, 2000 AND 1999

-----------------------------------------------------------------------------------------------------------------------------------

                                                                       Additional                        Stock
                                       Common Stock      Preferred       Paid-In        Retained      Subscriptions
                                    Class A    Class B     Stock         Capital        Earnings        Receivable         Total
                                   ---------   -------    -------     ------------    ------------      ----------     ------------
Balance, January 1, 1998           $ 12,621    $   10     $10,000     $ 1,103,485     $   772,802       $(189,250)     $ 1,709,668

   Dividend on preferred stock            -         -           -               -          (1,200)              -           (1,200)
   Net income                             -         -           -               -         426,248               -          426,248
                                   ---------   -------    -------     ------------    ------------      ----------     ------------

Balance, December 31, 1999           12,621        10      10,000       1,103,485       1,197,850        (189,250)        2,134,716

   Reacquisition of shares
     originally issued in
     purchase of
     National Nurses Service           (500)        -           -        (643,500)              -               -         (644,000)
   Cancelled subscriptions              (25)        -           -         (24,975)              -          25,000                -
   Issuance of stock to employees
     as compensation                      -         -           -           6,002               -               -            6,002
   Dividend on preferred stock            -         -           -               -          (1,200)              -           (1,200)
     Net income                           -         -           -               -         511,516               -          511,516
                                   ---------   -------    -------     ------------    ------------      ----------     ------------

BALANCE, DECEMBER 31, 2000         $ 12,096    $   10     $10,000     $   441,012     $ 1,708,166       $(164,250)     $ 2,007,034
                                   =========   =======    =======     ============    ============      ==========     ============

See accompanying notes.


                          MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                     AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEARS ENDED DECEMBER 31, 2000 AND 1999

-------------------------------------------------------------------------------------------

                                                                 2000              1999
                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                $   511,516       $   426,248
   Adjustments to reconcile net income
     to net cash used in operating activities:
       Depreciation                                               25,046            21,365
       Amortization                                               77,330            47,805
       Deferred taxes                                             46,000           (35,000)
       Changes in assets and liabilities:
         Accounts receivable                                  (2,362,064)       (1,279,874)
         Due from affiliates                                     175,412          (200,298)
         Prepaid expenses and other current assets               155,796           (30,311)
         Accounts payable                                        132,499           172,881
         Accrued salaries and related employee benefits           28,001           142,661
         Income taxes payable                                    218,366           125,090
         Other current liabilities                               291,469            45,108
         Other assets                                           (105,168)          (29,652)
                                                             ------------      ------------

              Net cash used in operating activities             (805,797)         (593,977)
                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of goodwill                                         (629,000)                -
   Purchases of property and equipment                           (44,209)          (46,923)
                                                             ------------      ------------

              Net cash used in investing activities             (673,209)                -
                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in note payable, net                               1,766,599           386,906
   Current borrowings                                            397,166                 -
   Repayment of long-term debt                                   (16,543)          (12,211)
   Principal payments on capital leases                          (28,095)                -
   Reacquisition of stock                                       (644,000)                -
   Stock issued as employee compensation                           6,002                 -
   Dividend paid on preferred stock                               (1,200)           (1,200)
                                                             ------------      ------------

              Net cash provided by financing activities        1,479,929           373,495
                                                             ------------      ------------

              Net increase (decrease) in cash
                and cash equivalents                                 923          (267,405)

CASH AND CASH EQUIVALENTS
   Beginning                                                     548,889           816,294
                                                             ------------      ------------

   Ending                                                    $   549,812       $   548,889
                                                             ============      ============

See accompanying notes.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. The consolidated financial statements include the accounts of Mid-Atlantic Home Health Network, Inc. (MAHN) and its subsidiaries (collectively referred to herein as the Company). The subsidiaries include Hunt Country Nursing Services, Inc. (Hunt Country Nursing), Hunt Country Home Health, Inc. (Home Health), Atlis Federal Services d/b/a National Nurses Services, Inc. and the Center for Ambulatory and Home Infusion Services, Inc. (CAHIS).

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

NET REVENUES. Net revenues are reported at the estimated net realizable amounts from patients, third party payers, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third party payers. Revenue received under third-party agreements is subject to audit. Any adjustments as a result of these audits are reflected in current operations. Approximately 5% and 9% of the Company's net revenues for the years ended December 31, 2000 and 1999, respectively, were from participation in Medicare and state Medicaid programs. In addition, approximately 15% and 59% of the Company's net revenues for the years ended December 31, 2000 and 1999, respectively, was from contracts with state and local governmental correctional facilities, including the Commonwealth of Virginia and the District of Columbia.

At December 31, 2000 and 1999, 3% and 8%, respectively, of net accounts receivable were due from Medicare and Medicaid. The ability of payers to meet their obligations depends upon their financial stability, future legislation and regulatory actions.

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

                                                                     (Continued)

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

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

INCOME TAXES. The income tax provision includes federal and state income taxes both currently payable and deferred because of differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws.

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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE 3.  PROPERTY AND EQUIPMENT

As of December 31, 2000 and 1999, property and equipment consisted of the following:

                                                      2000            1999
                                                   -----------     ----------
Building and building improvements                 $  321,355      $ 320,818
Equipment acquired under capital leases               275,898              -
Furniture and equipment                               512,480        348,842
                                                   -----------     ----------
                                                    1,109,733        669,660
Less accumulated depreciation                         535,893        390,881
                                                   -----------     ----------
                                                   $  573,840      $ 278,779
                                                   ===========     ==========

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

                                                      2000             1999
                                                  -----------       -----------
Amount of advances on accounts
   receivable                                     $5,869,123        $3,711,303
Less:  Lender reserves                             1,109,443           718,222
                                                  -----------       -----------
           Note payable                           $4,759,680        $2,993,081
                                                  ===========       ===========

NOTE 5.  LONG-TERM DEBT


Long-term debt as of December 31, 2000 and 1999, consisted of the following:

                                                                      2000          1999
                                                                   ---------     ---------
Note payable, C.W. Cobb, collateralized
   by first deed of trust on building and
   guaranteed by the general partners
   of Oak Springs.  Payable in monthly
   installments of $761, including
   interest at 11%.  Due April, 2021                               $ 64,946       $ 65,689

Note payable, C.W. Cobb, collateralized
   by second deed of trust on building
   and guaranteed by the general partners
   of Oak Springs.  Payable in monthly
   installments of $221, including
   interest at 13%.  Due April, 2021                                 18,011         18,304

                                                                     (Continued)


                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------
NOTE 5.  LONG-TERM DEBT (CONCLUDED)

                                                                      2000          1999
                                                                   ---------     ---------
Note payable, York Federal Savings and Loan
   Payable in monthly installments of $1,116,
   including interest at 8.5%.  A balloon payment
   of $86,809 is due September, 2008                               $ 70,472      $ 76,658

Note payable, Crestar Mortgage Corp., collateralized
   by building and guaranteed by the  managing general
   partner of Oak Springs.  Payable in monthly installments
   of $772, including interest at 8%.  Due December, 2024            77,862        79,800

Note payable, Central Fidelity Bank guaranteed by the
   general partners of Oak Springs, payable in monthly
   installments of $1,668, including interest at 11.21%
   Due December 5, 2007                                              62,682        70,065

Note payable, ATLIS Systems, Inc., collateralized by stock,
   payable in annual installments of $150,000, including
   interest at an imputed rate of 10%.  Due October 27, 2003        379,166             -

Note payable, stockholder, uncollateralized, no stated
   repayment terms                                                   18,000             -
                                                                   ---------     ---------
                                                                    691,139       310,516
       Less current maturities                                      154,571        16,393
                                                                   ---------     ---------
                                                                   $536,568      $294,123
                                                                   =========     =========

Annual maturities of long-term debt outstanding at December 31, 2000, are as follows:

       2000                              $  154,571
       2001                                 143,396
       2002                                 157,651
       2003                                  23,326
       2004                                  25,561
       Thereafter                           186,634
                                         -----------
                                         $  691,139
                                         ===========

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE 6.  CAPITAL LEASES

The Company leases equipment under capital leases from GE Capital. Assets obtained under capital leases total $275,898 and depreciation expense related to those assets was $28,091 during 2000. The following is a schedule of future minimum payments under these leases:

Year Ending
   December 31, 2000                                                $    79,848
   December 31, 2001                                                     79,848
   December 31, 2002                                                     79,848
   December 31, 2003                                                     63,185
   December 31, 2004                                                     13,014
                                                                    ------------
   Total minimum lease payments                                         315,743
   Less:  Amount representing taxes                                      13,633
                                                                    ------------
   Net minimum lease payments                                           302,110
   Less:  Amount representing interest                                   54,307
                                                                    ------------
   Present value of net minimum lease payments                          247,803
   Current portion                                                       53,635
                                                                    ------------
   Long-term portion                                                $   194,168
                                                                    ============

NOTE 7.  STOCK OPTION PLAN AND STOCK SUBSCRIPTIONS

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

During 2000 and 1999, the Company did not receive any payments on outstanding notes receivable for the purchase of shares. Because the market value of the outstanding shares is below the option price, the Company has suspended the required payments (including interest) on these notes.

NOTE 8.  LEASE COMMITMENTS

The Company leases certain office facilities and other equipment under non-cancelable leases for terms ranging from one to five years. Future minimum lease payments under these operating leases are as follows:

       2001                                                          $  248,765
       2002                                                             199,616
       2003                                                              92,884
       2004                                                              42,735
       2005                                                               7,758
                                                                     -----------
       Total future minimum lease payments                           $  591,758
                                                                     ===========

During 2000 and 1999, rent expense for all operating leases totaled $294,730 and $203,025, respectively.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE 9.  INCOME TAXES

The Company files a consolidated federal income tax return, which includes the Center for Ambulatory and Home Infusion Service, Hunt Country Nursing, Home Health and National Nursing Service. The Company and its subsidiaries file separate returns for state purposes.

The provision for income taxes for the years ended December 31, 2000 and 1999, was comprised of the following:

                                                   2000                1999
                                              -------------       -------------
Current provision                             $    306,863        $    217,769
Deferred expense (benefit)                          26,000            (35,000)
                                              -------------       -------------
   Total provision                            $    332,863        $    182,769
                                              =============       =============

The provision for income taxes differed from the amount of income tax determined by applying the applicable federal statutory tax rate to pre-tax income as a result of the following:

                                                  2000                 1999
                                              ------------        -------------
Statutory federal tax rate                         34%                 34%
State taxes, net of federal benefit                 3                   3
Goodwill amortization                              (6)                 (4)
Other                                               8                  (3)
                                              ------------        -------------
Effective tax rate                                 39%                 30%
                                              ============        =============

The deferred tax asset relates to the allowance for doubtful accounts reflected on the balance sheet, and to claims incurred but not reported that are recorded in current earnings. Realization of the deferred tax asset is contingent on the occurrence of a write-off of the accounts receivable for tax purposes and payment of premiums to the insurer or payments of actual claims. No valuation allowance was established since the Company believes it is more likely than not that this asset will be realized.

NOTE 10.  RELATED PARTY TRANSACTIONS

Periodically, Oak Springs and its affiliates provide the Company with funds needed for various transactions. Oak Springs also enters into debt on behalf of the Company. Amounts due from and due to affiliates as of December 31, 2000 and 1999, are as follows:

                                                                     (Continued)

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE 10.  RELATED PARTY TRANSACTIONS (CONCLUDED)

                                                            2000          1999
                                                          ---------    ---------
Due from affiliates:
   Oak Springs Nursing Home LP                            $  7,895     $126,500
   Oak Springs Nursing Home                                142,152       77,371
   Health Care Ventures, Inc.                              112,863      108,093
   Home Health Services of Allegheny County, Inc.                -          187
   Health Ventures Group                                         -        4,086
   All Stat Home Health, Inc.                                2,282          195
   Care Connections of Pennsylvania, Inc.                    2,177          328
                                                          ---------    ---------
                                                           267,369      316,760
                                                          ---------    ---------

Due to affiliates:
   Western Pennsylvania Home
     Health Network, Inc.                                       37           37
   Health Ventures Group                                    23,843       24,283
Care Connections of
   Pennsylvania, Inc.                                        1,145            -
All Stat Home Health, Inc.                                     153            -
Oak Springs Nursing Home LP                                105,980            -
Oak Springs Nursing Home                                    38,280       19,097
                                                          ---------    ---------
                                                           169,438       43,417
                                                          ---------    ---------
       Net due from affiliates                            $ 97,931     $273,343
                                                          =========    =========

Oak Springs maintains a workers compensation policy, which covers the Company. The Company paid Oak Springs $160,190 and $160,190 during the years ended December 31, 2000 and 1999, respectively, related to this policy.

NOTE 11.  SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid during 2000 and 1999 was $692,535 and $423,952, respectively. Income taxes paid during 1999 were $68,625.

The Company purchased all of the outstanding stock of CAHIS from an affiliated Company on November 1, 1999, in exchange for settlement of certain intercompany indebtedness. The total purchase price of $98,804 exceeded the fair market value of assets acquired, less liabilities assumed, by $155,760. The excess consideration is recorded as goodwill.

The Company acquired assets of $275,898 under capital leases during 2000.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE 12.  LITIGATION SETTLEMENT

In October, 2000, the Company settled litigation with the former owners of National Nurses Service, Inc. The settlement adjusted the original purchase price of $920,000 to $1,549,000.

The settlement required the former owners of NNS to surrender it's 500,000 shares of MAHN stock received in exchange for consideration in the form of cash, and notes with a discounted value of $373,000. As a result, stockholders equity has been reduced by $644,000, and goodwill has been increased by $629,000.

The note issued requires three annual payments of $150,000, and has a value of $373,000. The note is secured by the 500,000 shares surrendered and contains provision for increasing the amount under the note to $900,000, and reclaiming of the shares surrendered in the event of default on the note. The Company has only recorded the discounted value of the note and the surrender of the shares. Management is of the opinion that the potential penalties asserted with the default make it a remote possibility that the Company would fail to meet the required payments under the note.

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


PART III
-------------------------------------------------------------------------------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

-------------------------------------------------------------------------------

(a)      DIRECTORS AND EXECUTIVE OFFICERS

         As of April 16, 2001, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:
                                      (3)*
(1)                     (2)                             Period Served As
Name                    Age    Position                 Director
----                    ---    --------                 ----------------

Philip V. Warman         57    Chairman of the Board,   Dec. 9, 1994 to present
                               and CEO and Director

Tom Waugh                33    Secretary & Treasurer,   Dec., 1999 to present
                               Director

Joanne B. Warman         50    Vice President           Dec., 1999 to present

Ronald L. Messenheimer   49    President of NNS         July 1, 1995 to present

Gary Paz                 42    Vice President of NNS    Dec. 1999 to present



The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

(b)      BUSINESS EXPERIENCE:

PHILIP V. WARMAN
----------------

         Philip V. Warman is the Chairman of the Board and has over 27 years experience in health venture development and health care financial management. He also serves as the Company's Treasurer and is a director. He has a degree in Business Administration from Wake Forest University. Mr. Warman served in various positions at Prince William Hospital culminating as Senior Vice President. During his 18 years at Prince William Hospital, he acquired Annaburg Manor Nursing Home, initiated home health, DME, private duty, physician billing, a collection agency, a child care enter and an alcoholic treatment center.

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

JOANNE BROWNING WARMAN
----------------------

         Joanne Browning Warman is the Vice President of the Company. She has over 29 years of nursing experience in the health care industry. She has a Bachelors of Science degree in nursing from the University of Virginia. In December of 1983, Mrs. Warman opened Hunt Country Home Health ("HCHH"), a medicare-certified home health agency servicing Warrenton and the surrounding areas. She remained the Administrator of HCHH until November of 1984, at which time she became a part-time employee of HCHH. Mrs. Warman continues to advise the Company on its clinical management operations.

RONALD L. MESSENHEIMER
----------------------

         Ronald L. Messenheimer is the President of National Nurses Service. Mr. Messenheimer earned a Bachelor of Science degree in Business and Management with a major in Accounting from the University of Maryland in 1974. From 1991 to the present he has led the growth of ATLIS Health Services from 1991 to 1995. During his tenure as president, NNS entered the home health market by obtaining Medicaid certification in 1991 and Medicare certification in 1992. Mr.Messenheimer negotiated the purchase of a small Medicare-certified home health agency in June of 1993 established a specialized AIDS treatment program. He created a rehabilitation service company in early 1994. Mr. Messenheimer has direct responsibility for essentially all payroll, billing, human resources and administrative functions, as well as day-to-day operating responsibility of NNS. NNS currently has 75 full time employees and an additional 1,200 active employees of which approximately 600 work each week. Prior to 1991, Mr. Messenheimer was President of ATLIS Federal Services and served in various capacities with UNC, Inc.

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

(g)      SECTION 16a BENEFICIAL OWNERSHIP COMPLIANCE

         The officers, directors and beneficial owners of more than 10% of the Company's common stock have filed their initial statements of ownership on Form 3 and annual statements on Form 5, or will do so within a reasonable time following the filing of this Form 10-KSB.

--------------------------------------------------------------------------------

ITEM 10.  EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------

         The following table sets forth information about compensation paid or accrued during the years ended December 31, 2000, 1999, 1998 and 1997 to the Company's officers and directors.

                                              Summary Compensation Table

                                                                                              Long Term Compensation
                                                                              ------------------------------------------------------
                                       Annual Compensation                             Awards                Payouts
                           ------------------------------------------------   --------------------------    ---------
(a)                        (b)        (c)             (d)          (e)            (f)            (g)          (h)         (i)
                                                                  Other                       Securities                    All
                                                                  Annual       Restricted      Under-                       Other
Name and                                                          Compen-       Stock          Lying          LTIP        Compen-
Principal                                                         Sation        Awards         Options/       Payouts      sation
Position                    Year     Salary ($)      Bonus($)       ($)          ($)           SARs (#)        ($)          ($)
-------------              ------   -----------     ----------  -----------   ------------  ------------    ----------  ------------
Philip V. Warman           2000     $54,000         $  0.00      $    0.00    $    0.00       None          $    0.00    $ 2,769 (1)
Chairman & CEO             1999     $54,000         $  0.00      $    0.00    $    0.00       None          $    0.00    $21,306 (1)
and Treasurer              1998     $24,000         $  0.00      $    0.00    $    0.00       None          $    0.00    $23,075 (2)
                           1997     $0.00           $  0.00      $    0.00    $    0.00       None          $    0.00    $23,075 (3)

Dennis S. Light            2000     $52,897         $  0.00      $    0.00    $    0.00       None          $    0.00    $16,000 (6)
President                  1999     $79,138         $ 3,750      $    0.00    $    0.00       None          $    0.00    $24,000 (5)
*gone effective 8/31/00    1998     $76,313         $ 1,250      $    0.00    $    0.00       None          $    0.00    $27,500 (6)
                           1997     $75,400         $  0.00      $    0.00    $    0.00       None          $    0.00    $27,500 (7)

Tom Waugh                  No compensation received
Secretary/Treasurer

Ronald L. Messenheimer     2000     $92,900         $ 2,500      $    0.00    $    0.00       None          $    0.00    $  0.00
President, NNS             1999     $95,073         $ 2,000      $    0.00    $    0.00       None          $    0.00    $  0.00
                           1998     $61,640         $   350      $    0.00    $    0.00       None          $    0.00    $  0.00
                           1997     $41,500         $  0.00      $    0.00    $    0.00       None          $    0.00    $  0.00

Gary Paz                   2000     $60,000         $ 1,000      $    0.00    $    0.00       None          $    0.00    $52,450
Vice President, NNS        1999     $60,000         $   750      $    0.00    $    0.00       None          $    0.00    $41,024
                           1998     $60,000         $  0.00      $    0.00    $    0.00       None          $    0.00    $38,258
                           1997     $60,000         $  0.00      $    0.00    $    0.00       None          $    0.00    $ 3,445

----------------------------
This information is provided in regards to Mid-Atlantic Home Health Network Agencies, Hunt Country Home Health, Hunt Country Nursing Services, and National Nurses Service.

----------------------

         (1) This "other compensation" is representative of partnership draws at Hunt Country Nursing Services.

         (2) This "other compensation" is representative of partnership draws at Hunt Country Nursing Services.

         (3) This "other compensation" is representative of partnership draws at Hunt Country Nursing Services.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------

(a)      5% SHAREHOLDERS:

         The following information sets forth certain information as of December 31, 1999 about each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock:

                      (2)
  (1)          Name and Address                   (3)                 (4)
Title          of Beneficial              Amount and Nature of     Percent of
of Class       Owner                      Beneficial Ownership       Class
--------       -------------------------  --------------------    -----------

Common         Oak Springs Nursing Home       10,063,778(8)          79.6%
Stock          Limited Partnership
Class A        c/o Philip V. Warman
               7504 Diplomat Drive, Suite 101
               Manassas, Virginia  20109

               Nevada Agency and Trust Co.       697,498              5.5%
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

         In March of 1995, the Company established a subsidiary corporation named Western Pennsylvania Home Health Network, Inc. WPHHN operated as a wholly owned subsidiary until June 30, 1998 when it was sold for book value to Care Connections of Pennsylvania, a corporation controlled by Phillip Warman, the Company's Chairman and a general partner of the Corporation's majority shareholder. On November 1, 1999, the Company acquired the Center for Ambulatory and Home Infusion Services (CAHIS) from Care Connections or Pennsylvania in a non-cash transaction in exchange for settlement of inter-company indebtedness. The total purchase price of $98,804 exceeded the fair market value of the assets acquired less the liabilities assumed by $155,670. The excess consideration, recorded as goodwill, represents the goodwill associated with CAHIS's position in the durable medical equipment market.

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

         On October 27, 2000 the Company settled the lawsuit for breach of contract that is styled ATLIS SYSTEMS INC. V. MID-ATLANTIC HOME HEALTH NETWORK, INC. by paying Atlis Systems, Inc. $900,000 in cash and buying back the 500,000 shares of stock owned by Atlis Systems, Inc.

         When the Company acquired NNS, it also acquired Hunt Country Nursing Services, Inc. The Company acquired HCNS from Oak Springs Nursing Home Limited Partnership, the Company's majority shareholder. The Company paid OSNHLP book value for all the issued and outstanding shares of HCNS, an amount equal to approximately $1,000.

         National Nurses Services, Inc. has a consult contract with Creative Health Ventures, Inc. under the terms of which NNS pays CHV $2,000 per month. CHV is owned by Dennis Light, MAHN's president until August 31, 2000. The contract with CHV ended August 31, 2000.

         The Company's business efforts are coordinated with those of other entities related to, or controlled by, Oak Springs Nursing Home Limited Partnership.

         Oak Springs maintains a workers compensation policy which covers the Company. The Company paid Oak Springs $160,190 and $160,190 during the years ended December 31, 2000 and 1999, respectively, related to this policy.

--------------------------------------------------------------------------------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------

         The company did not file any reports on Form 8-K during the last year.

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

DATED:   April 16, 2001

                                        MID-ATLANTIC HOME HEALTH
                                        NETWORK, INC.


                                        By /S/ Philip V. Warman
                                          ----------------------------------
                                               PHILIP V. WARMAN
                                               CHAIRMAN OF THE BOARD AND CEO