Form 10QSB
period 2001-03-31
MID-ATLANTIC HOME HEALTH NETWORK INC
filed 2001-05-21
CIK 1023769

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2001


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,595,142 shares of $.001 par value common stock as of March 31, 2001.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.

                         PART I - FINANCIAL INFORMATION



                                                                            PAGE


Condensed Balance Sheets for March 31, 2001 and December 31, 2000..............1


Condensed Statements of Income for the Three Months ended
March 31, 2001 and 2000........................................................2


Condensed Statements of Cash Flows for the Three Months ended
March 31, 2001, and 2000.......................................................3


Notes to Condensed Financial Statements........................................4


Management's Discussion and Analysis or Plan of Operation......................7


                           PART II - OTHER INFORMATION


Legal Proceedings - N/A........................................................-

Changes in Securities and Use of Proceeds - No Change..........................-

Defaults upon Senior Securities - N/A..........................................-

Submission of Matters to a Vote of Security Holders - N/A......................-

Other Information - N/A........................................................-

MID-ATLANTIC HOME HEALTH NETWORK, INC.
CONSOLIDATED BALANCE SHEET

                                                         UNAUDITED       AUDITED
                                                         31-Mar-01      31-Dec-00
Current Assets
   Cash and cash equivalents                            $   331,868    $   549,812
   Accounts receivable, net of allowances                 6,289,662      6,640,427
   Due from affiliates                                      117,630         97,931
   Prepaid expenses and other current assets                158,287         31,964
   Deferred tax asset                                        26,000         26,000
                                                        ------------   ------------
           Total current assets                           6,923,447      7,346,134

                                                        ------------   ------------
Property and Equipment, net                                 545,471        573,840
                                                        ------------   ------------

Other Assets

   Goodwill                                               1,314,874      1,332,909
   Other assets                                             146,080        135,954
                                                        ------------   ------------
           Total other assets                             1,460,954      1,468,863
                                                        ------------   ------------
           Total assets                                 $ 8,929,872    $ 9,388,837
                                                        ============   ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                    $   182,201    $   208,207
   Notes payable                                          4,107,684      4,759,680
   Accounts payable                                         362,294        458,104
   Accrued salaries and related employee benefits           522,387        425,882
   Other current liabilities                                364,831        455,739
   Income taxes payable                                     429,546        343,456
                                                        ------------   ------------
           Total current liabilities                      5,968,943      6,651,068
                                                        ------------   ------------
   Long-term debt                                           756,769        730,736
                                                        ------------   ------------
           Total liabilities                            $ 6,725,712    $ 7,381,804
                                                        ============   ============

STOCKHOLDERS' EQUITY
   Common stock, Class A, $.001 par value,
    200,000,000 shares authorized, 12,595,142
    and 12,595,142 shares issued and outstanding
    at 3/31/01 and 12/31/00                             $    12,095    $    12,095
   Common stock, Class B, $.001 par value,
    10,000 shares authorized, issued and
    outstanding                                                  10             10
   Preferred stock, $1 par value, 5,000,000
    shares authorized, 10,000 shares issued
    and outstanding                                          10,000         10,000
   Additional paid-in capital                               441,012        441,012
   Retained earnings                                      1,905,293      1,708,166

   Stock subscription receivable                           (164,250)      (164,250)
                                                        ------------   ------------
           Total stockholders' equity                     2,204,160      2,007,033

                                                        ------------   ------------
           Total liabilities and stockholders' equity   $ 8,929,872    $ 9,388,837
                                                        ============   ============

U N A U D I T E D
MID-ATLANTIC HOME HEALTH NETWORK, INC.
CONSOLIDATED INCOME STATEMENT

                                                    31-Mar-01        31-Mar-00

REVENUES                                           $ 7,703,713      $ 6,303,545

EXPENSES
   Salaries                                          5,720,163        4,711,084
   General and administrative                        1,392,873        1,069,555
   Depreciation & amortization                          88,130           17,413
   Interest                                            179,385          126,304

                                                   ------------     ------------
           Total expenses                            7,380,551        5,924,356

                                                   ------------     ------------
           Income before income taxes                  323,162          379,189

PROVISION FOR INCOME TAXES                            (126,033)        (114,254)

                                                   ------------     ------------
           Net income                              $   197,129      $   264,935
                                                   ============     ============

EARNINGS PER COMMON SHARE                          $     0.016      $     0.021

MID-ATLANTIC HOME HEALTH NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                                       2001           2000
                                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net Income (loss)                                       $   197,128    $   268,685
           Adjustments to reconcile net income to net
            cash provided by operating activities:
                     Depreciation and amortization                      88,130         17,413
                     Changes in assets and liabilities:
                       Accounts receivable                             350,765     (1,709,431)
                       Due from affiliates                             (19,699)        21,198
                       Prepaid expenses and other current assets      (126,322)      (242,892)
                       Other assets                                    (12,748)       (35,004)
                       Deferred tax asset                                   --             --
                       Accounts payable                                (95,810)       150,760
                       Accrued salaries                                 96,505         76,652
                       Income taxes payable                             86,090        114,255
                       Other current liabilities                       (90,908)        58,827

                                                                   ------------   ------------
                     Net cash provided by operating activities         473,131     (1,279,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
           Acquisition of property, plant and equipment                (39,657)       (15,934)
           Undepreciated Cost of Disposed Assets                           543
                                                                   ------------   ------------
                     Net cash provided by investing activities         (39,114)       (15,934)

CASH FLOWS FROM FINANCING ACTIVITIES
           Current borrowings                                           18,703
           Repayment of long term debt                                 (18,674)        (2,763)
           Dividends paid on preferred stock                                             (300)
           Changes in notes payable                                   (651,989)     1,749,900
           Proceeds from capital stock transactions                                     1,250

                                                                   ------------   ------------
                     Net cash provided by financing activities        (651,960)     1,748,087

                     Net increase (decrease) in cash                  (217,943)       452,616

CASH AND CASH EQUIVALENTS
Cash balance, December 31,                                             549,811        548,889

                                                                   ------------   ------------
Cash balance, March 31,                                            $   331,868    $ 1,001,505
                                                                   ============   ============

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


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

                                  MID-ATLANTIC
                            HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


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

                                  MID-ATLANTIC
                            HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.

                              FILED ON MAY 21, 2001

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Mid-Atlantic Home Health Network, Inc. (MAHN) is a holding company of three corporate entities: National Nurses Service, Inc., Hunt Country Nursing Services, Inc., and Hunt Country Home Health. The analysis of consolidated operations is presented below.

                  MID-ATLANTIC HOME HEALTH NETWORK, INC. (MAHN)
                  ---------------------------------------------

CONSOLIDATED RESULTS OF OPERATIONS:
-----------------------------------

         For the first quarter of 2001, MAHN had consolidated revenue of $7,704,000 versus $6,298,000 in the first quarter of 2000. The increase of $1,406,000 represents a 22 percent increase.

         Operating Expenses for the first quarter totaled $7,381,000 versus $5,924,000 a year ago. Operating expenses increased $1,457,000 or a 25 percent increase in operating expenses.

         For the first quarter of Year 2001, our net income before income taxes totaled $323,000 as compared to $379,000 for the first quarter of 2000.

         There has been a substantial revenue growth but profit declined slightly. MAHN has decided to close the DME portion of its business to improve profitability and to concentrate on its core business of private duty and staffing in the second quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MID-ATLANTIC HOME HEALTH NETWORK, INC.




Dated:  May 21, 2001                By: /s/ Philip V. Warman
                                        ----------------------------------------
                                        Philip V. Warman, Chairman & CEO