Form 10QSB
period 2001-06-30
MID-ATLANTIC HOME HEALTH NETWORK INC
filed 2001-08-20
CIK 1023769

FORM 10QSB FOR MID-ATLANTIC HOME HEALTH NETWORK, INC. FILED ON AUGUST 20, 2001



                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2001


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,595,142 shares of $.001 par value common stock as of June 30, 2001.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.

                         PART I - FINANCIAL INFORMATION



                                                                            PAGE


Condensed Balance Sheets for June 30, 2001 and December 31, 2000............ 1


Condensed Statements of Income for the Six Months ended
June 30, 2001 and 2000...................................................... 2


Condensed Statements of Cash Flows for the Six Months ended
June 30, 2001, and 2000..................................................... 3


Notes to Condensed Financial Statements..................................... 4


Management's Discussion and Analysis or Plan of Operation................... 7


                           PART II - OTHER INFORMATION


Legal Proceedings - N/A..................................................... -

Changes in Securities and Use of Proceeds - No Change....................... -

Defaults upon Senior Securities - N/A....................................... -

Submission of Matters to a Vote of Security Holders - N/A

Other Information - N/A..................................................... -


MID-ATLANTIC HOME HEALTH NETWORK, INC.
CONSOLIDATED BALANCE SHEET

                                                                   UNAUDITED          AUDITED
                                                                   30-Jun-01         31-Dec-00
Current Assets
   Cash and cash equivalents                                      $   775,554       $   549,812
   Accounts receivable, net of allowances                           6,026,267         6,640,427
   Due from affiliates                                                146,437            97,931
   Prepaid expenses and other current assets                          297,212            31,964
   Deferred tax asset                                                  26,000            26,000
                                                                  ------------      ------------
           Total current assets                                     7,271,470         7,346,134
                                                                  ------------      ------------
Property and Equipment, net                                           540,470           573,840
                                                                  ------------      ------------
Other Assets

   Goodwill                                                         1,296,840         1,332,909
   Other assets                                                        61,690           135,954
                                                                  ------------      ------------
           Total other assets                                       1,358,530         1,468,863
                                                                  ------------      ------------
           Total assets                                           $ 9,170,470       $ 9,388,837
                                                                  ============      ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                              $   184,987       $   208,207
   Notes payable                                                    4,320,755         4,759,680
   Accounts payable                                                   477,471           458,104
   Accrued salaries and related employee benefits                     481,916           425,882
   Other current liabilities                                          305,268           455,739
   Income taxes payable                                               423,815           343,456
                                                                  ------------      ------------
           Total current liabilities                                6,194,212         6,651,068
                                                                  ------------      ------------
   Long-term debt                                                     744,409           730,736
                                                                  ------------      ------------
           Total liabilities                                      $ 6,938,621       $ 7,381,804
                                                                  ============      ============

STOCKHOLDERS' EQUITY
   Common stock, Class A, $.001 par value,
    200,000,000 shares authorized, 12,595,142 and 12,595,142
    shares issued and outstanding at 6/30/01 and 12/31/00         $    12,095       $    12,095
   Common stock, Class B, $.001 par value,
    10,000 shares authorized, issued and
    outstanding                                                            10                10
   Preferred stock, $1 par value, 5,000,000
    shares authorized, 10,000 shares issued
    and outstanding                                                    10,000            10,000
   Additional paid-in capital                                         441,012           441,012
   Retained earnings                                                1,932,982         1,708,166

   Stock subscription receivable                                     (164,250)         (164,250)
                                                                  ------------      ------------
           Total stockholders' equity                               2,231,849         2,007,033
                                                                  ------------      ------------
           Total liabilities and stockholders' equity             $ 9,170,470       $ 9,388,837
                                                                  ============      ============

U N A U D I T E D
MID-ATLANTIC HOME HEALTH NETWORK, INC.
CONSOLIDATED INCOME STATEMENT

                                                 30-Jun-01           30-Jun-00

REVENUES                                        $ 14,990,492       $ 13,142,254

EXPENSES
   Salaries                                       11,285,575          9,845,642
   General and administrative                      2,899,689          2,414,819
   Depreciation & amortization                        82,096             35,103
   Interest                                          365,955            281,885
                                                -------------      -------------
           Total expenses                         14,633,315         12,577,449
                                                -------------      -------------
           Income before income taxes                357,177            564,805

PROVISION FOR INCOME TAXES                          (132,360)          (219,399)
                                                -------------      -------------
           Net income                           $    224,817       $    345,406
                                                =============      =============


EARNINGS PER COMMON SHARE                       $      0.018       $      0.027


MID-ATLANTIC HOME HEALTH NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2001


                                                                         2001              2000
                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net Income (loss)                                         $   224,817       $   268,685
           Adjustments to reconcile net income to net
            cash provided by operating activities:
                    Depreciation and amortization                        110,803            17,413
                    Changes in assets and liabilities:
                      Accounts receivable                                614,160        (1,709,431)
                      Due from affiliates                                (48,509)           21,198
                      Prepaid expenses and other current assets         (265,248)         (242,892)
                      Other assets                                        74,264           (35,004)
                      Deferred tax asset                                       -                 -
                      Accounts payable                                    19,367           150,760
                      Accrued salaries                                    56,034            76,652
                      Income taxes payable                                80,359           114,255
                      Other current liabilities                         (150,471)           58,827
                                                                     ------------      ------------
                    Net cash provided by operating activities            715,576        (1,279,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
           Acquisition of property, plant and equipment                  (56,701)          (15,934)
           Undepreciated Cost of Disposed Assets                          15,337
                                                                     ------------      ------------
                    Net cash provided by investing activities            (41,364)          (15,934)

CASH FLOWS FROM FINANCING ACTIVITIES
           Current borrowings                                             26,827
           Repayment of long term debt                                   (36,371)           (2,763)
           Dividends paid on preferred stock                                                  (300)
           Changes in notes payable                                     (438,925)        1,749,900
           Proceeds from capital stock transactions                                          1,250
                                                                     ------------      ------------
                    Net cash provided by financing activities           (448,469)        1,748,087

                    Net increase (decrease) in cash                      225,743           452,616

CASH AND CASH EQUIVALENTS
Cash balance, December 31,                                               549,811           548,889
                                                                     ------------      ------------
Cash balance, June 30,                                               $   775,554       $ 1,001,505
                                                                     ============      ============

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


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

                            FILED ON AUGUST 20, 2001

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

                  MID-ATLANTIC HOME HEALTH NETWORK, INC. (MAHN)
                  ---------------------------------------------

CONSOLIDATED RESULTS OF OPERATIONS:
-----------------------------------

         For the first six months, MAHN had consolidated revenue of $14,990,000 versus $13,142,000 for the first six months of 2000. The increase of $1,848,000 represents an increase of 14 percent.

         Operating expenses for the first six months of 2000 totaled $14,633,000 versus $12,577,000 a year ago. Operating expenses increased $2,056,000 or 14 percent.

         For the first half of 2001, our operating income before taxes totaled $357,000 versus $565,000 a year ago. This change represents a decrease of $208,000. After taxes, MAHN had net income of $225,000 versus $345,000 a year ago.

         Although MAHN continues to show revenue growth, profits have declined. In the remaining quarters of 2001, our emphasis will be on marketing and improving the margins on the less profitable segments.

         MAHN, the holding company, does not generate any income but reports the corporate-wide administrative expenses for the three entities. For the first six months of 2001 MAHN had revenue of $19,000. Operating expenses totaled $146,000. The operating loss before taxes totaled $127,000.

                       NATIONAL NURSES SERVICE, INC. (NNS)
                       -----------------------------------

         National Nurses Service, Inc. (NNS) has medical staffing operations in Silver Spring, Maryland; Fairfax, Norfolk, and Richmond, Virginia. The medical staffing operation produces approximately 95 percent of the revenue for NNS. The home health operation located in Richmond, Virginia produces the remaining 5 percent.

         The combined revenue for NNS for the first six months of this fiscal year totaled $10,657,000 versus $8,403,000 a year ago. The increase of $2,254,000 represents a 27 percent increase for NNS.

         Combined NNS operating expenses increased to $10,960,000 compared to $7,788,000 a year ago. This represents a 29 percent increase.

         Combined income before income tax for the first six months of this fiscal year totaled $597,000 versus $615,000. The $18,000 difference represents a decrease of 3 percent.

                   HUNT COUNTRY NURSING SERVICES, INC. (HCNS)
                   ------------------------------------------

         Hunt Country Nursing Services, Inc. (HCNS) provides private duty nursing services from offices in Charlottesville, Fairfax, Fredericksburg, Manassas, Richmond, Tappahannock, Warrenton, and Winchester, Virginia. HCNS also provides durable medical equipment and supply sales from an office located in Fredericksburg, Virginia.

         Revenue for the first six months of 2001 totaled $4,023,000 versus $4,076,000 a year ago. This is a decrease of approximately 1 percent or $53,000.

         Operating expenses for 2001 totaled $4,087,000 compared to $4,005,000 for 2000. This represents a decrease of 2 percent or $82,000.

         HCNS had a loss of $64,000 for the first six months of 2001 compared to income of $71,000 for the same period in 2000.

         The durable medical equipment operation located in Charlottesville, Virginia was closed in May 2001. The loss from this operation totaled $65,000 for the first six months of 2001. Although Management anticipates additional losses due to write-offs and billing adjustments, these write-offs and adjustments are not expected to have a material effect on the Company's financial position.

                      HUNT COUNTRY HOME HEATLH, INC. (HCHH)
                      -------------------------------------

         Hunt Country Home Health, Inc. (HCHH), located in Fredericksburg, Virginia, provides home health services.

         Revenue for the first half of 2001 totaled $291,000 versus $645,000 a year ago. The decrease is $354,000 or 55 percent.

         Operating expenses decreased from $643,000 in 2000 to $350,000 for the first six months of 2001. The decrease is $303,000 or 47 percent.

         HCHH had a $49,000 loss for the first six months of 2001 compared to a $2,000 profit a year ago.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MID-ATLANTIC HOME HEALTH NETWORK, INC.




Dated:  August 20, 2001                  By: /s/ Philip V. Warman
                                            ---------------------------------
                                             Philip V. Warman, Chairman & CEO