Form 10QSB
period 2001-09-30
MID-ATLANTIC HOME HEALTH NETWORK INC
filed 2001-11-16
CIK 1023769

FORM 10QSB FOR MID-ATLANTIC HOME HEALTH NETWORK, INC. FILED ON NOVEMBER 14, 2001



                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2001


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,595,142 shares of $.001 par value common stock as of September 30, 2001.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.

                         PART I - FINANCIAL INFORMATION


                                                                           PAGE


Condensed Balance Sheets for September 30, 2001 and December 31, 2000.........1


Condensed Statements of Income for the Nine Months ended
September 30, 2001 and 2000...................................................2


Condensed Statements of Cash Flows for the Nine Months ended
September 30, 2001, and 2000..................................................3


Notes to Condensed Financial Statements.......................................4


Management's Discussion and Analysis or Plan of Operation.....................7


                           PART II - OTHER INFORMATION


Legal Proceedings - N/A...................................................... -

Changes in Securities and Use of Proceeds - No Change........................ -

Defaults upon Senior Securities - N/A........................................ -

Submission of Matters to a Vote of Security Holders - N/A.................... -

Other Information - N/A...................................................... -

MID-ATLANTIC HOME HEALTH NETWORK, INC.
CONSOLIDATED BALANCE SHEET

                                                                 UNAUDITED      AUDITED
                                                                 30-Sep-01     31-Dec-00
                                                               ------------   ------------
Current Assets
   Cash and cash equivalents                                   $ 1,288,716    $   549,812
   Accounts receivable, net of allowances                        5,978,423      6,640,427
   Due from affiliates                                             164,441         97,931
   Prepaid expenses and other current assets                       235,078         31,964
   Deferred tax asset                                               26,000         26,000
                                                               ------------   ------------
           Total current assets                                  7,692,658      7,346,134

                                                               ------------   ------------
Property and Equipment, net                                        524,240        573,840
                                                               ------------   ------------

Other Assets

   Goodwill                                                      1,278,805      1,332,909
   Other assets                                                     95,408        135,954
                                                               ------------   ------------
           Total other assets                                    1,374,213      1,468,863
                                                               ------------   ------------
           Total assets                                        $ 9,591,111    $ 9,388,837
                                                               ============   ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                           $   183,292    $   208,207
   Notes payable                                                 4,953,673      4,759,680
   Accounts payable                                                417,326        458,104
   Accrued salaries and related employee benefits                  404,729        425,882
   Other current liabilities                                       398,269        455,739
   Income taxes payable                                            353,420        343,456
                                                               ------------   ------------
           Total current liabilities                             6,710,709      6,651,068
                                                               ------------   ------------
   Long-term debt                                                  728,687        730,736
                                                               ------------   ------------
           Total liabilities                                   $ 7,439,396    $ 7,381,804
                                                               ============   ============

STOCKHOLDERS' EQUITY
   Common stock, Class A, $.001 par value,
    200,000,000 shares authorized, 12,595,142 and 12,595,142
    shares issued and outstanding at 9/30/01 and 12/31/00      $    12,095    $    12,095
   Common stock, Class B, $.001 par value,
    10,000 shares authorized, issued and
    outstanding                                                         10             10
   Preferred stock, $1 par value, 5,000,000
    shares authorized, 10,000 shares issued
    and outstanding                                                 10,000         10,000
   Additional paid-in capital                                      441,012        441,012
   Retained earnings                                             1,852,848      1,708,166

   Stock subscription receivable                                  (164,250)      (164,250)
                                                               ------------   ------------
           Total stockholders' equity                            2,151,715      2,007,033

                                                               ------------   ------------
           Total liabilities and stockholders' equity          $ 9,591,111    $ 9,388,837
                                                               ============   ============

                                             1

U N A U D I T E D
MID-ATLANTIC HOME HEALTH NETWORK, INC.
CONSOLIDATED INCOME STATEMENT

                                                   30-Sep-01        30-Sep-00
                                                 -------------     -------------

REVENUES                                         $ 21,837,152      $ 20,197,382

EXPENSES
   Salaries                                        15,885,327        15,256,658
   General and administrative                       5,043,738         3,451,303
   Depreciation & amortization                        123,539            63,472
   Interest                                           554,893           475,819

                                                 -------------     -------------
           Total expenses                          21,607,497        19,247,252

                                                 -------------     -------------
           Income before income taxes                 229,655           950,130

PROVISION FOR INCOME TAXES                            (84,972)         (354,136)

                                                 -------------     -------------
           Net income                            $    144,683      $    595,994
                                                 =============     =============

EARNINGS PER COMMON SHARE                        $      0.011      $      0.047

MID-ATLANTIC HOME HEALTH NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                      2001           2000
                                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net Income (loss)                                      $   144,682    $   268,685
           Adjustments to reconcile net income to net
            cash provided by operating activities:
                    Depreciation and amortization                     177,643         17,413
                    Changes in assets and liabilities:
                      Accounts receivable                             662,004     (1,709,431)
                      Due from affiliates                             (66,510)        21,198
                      Prepaid expenses and other current assets      (203,114)      (242,892)
                      Other assets                                     40,546        (35,004)
                      Deferred tax asset                                    -              -
                      Accounts payable                                (40,778)       150,760
                      Accrued salaries                                (21,153)        76,652
                      Income taxes payable                              9,964        114,255
                      Other current liabilities                       (57,470)        58,827

                                                                  ------------   ------------
                    Net cash provided by operating activities         645,814     (1,279,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
           Acquisition of property, plant and equipment               (89,276)       (15,934)
           Undepreciated Cost of Disposed Assets                       15,337
                                                                  ------------   ------------
                    Net cash provided by investing activities         (73,939)       (15,934)

CASH FLOWS FROM FINANCING ACTIVITIES
           Current borrowings                                          26,827
           Repayment of long term debt                                (53,790)        (2,763)
           Dividends paid on preferred stock                                            (300)
           Changes in notes payable                                   193,993      1,749,900
           Proceeds from capital stock transactions                                    1,250

                                                                  ------------   ------------
                    Net cash provided by financing activities         167,030      1,748,087

                    Net increase (decrease) in cash                   738,905        452,616

CASH AND CASH EQUIVALENTS
Cash balance, December 31,                                            549,811        548,889

                                                                  ------------   ------------
Cash balance, September 30,                                       $ 1,288,716    $ 1,001,505
                                                                  ============   ============

                                              3

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


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

                           FILED ON NOVEMBER 14, 2001

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

                  MID-ATLANTIC HOME HEALTH NETWORK, INC. (MAHN)
                  ---------------------------------------------

CONSOLIDATED RESULTS OF OPERATIONS:
-----------------------------------

         For the first nine months of 2001, MAHN had consolidated revenue of $21,837,000 versus $20,197,000 for the first nine months of 2000. This represents an increase of 8 percent or $1,640,000.

         Operating expenses for the first nine months of 2001 totaled $21,607,000 versus $19,247,000 a year ago. Operating expenses increased $2,360,000 or 12 percent.

         Through the third quarter of 2001, our operating income before taxes totaled $230,000 versus $950,000 a year ago. This change represents a decrease of $720,000. After taxes, MAHN had net income of $145,000 versus $596,000 a year ago.

         Although MAHN continues to show revenue growth, profits have declined. Our emphasis will continue to be on marketing and improving the margins on the less profitable segments.

         MAHN, the holding company, does not generate any income but reports the corporate-wide administrative expenses for the three entities. For the first nine months of 2001 MAHN had revenue of $29,000. Operating expenses totaled $219,000. The operating loss before taxes totaled $190,000.

                       NATIONAL NURSES SERVICE, INC. (NNS)
                       -----------------------------------

         National Nurses Service, Inc. (NNS) has medical staffing operations in Silver Spring, Maryland; Fairfax, Norfolk, and Richmond, Virginia. The medical staffing operation produces approximately 93 percent of the revenue for NNS. The home health operation located in Richmond, Virginia produces the remaining 7 percent.

         The combined revenue for NNS for the first nine months of this fiscal year totaled $15,257,000 versus $12,944,000 a year ago. The increase of $2,313,000 represents an18 percent increase for NNS.

         Combined NNS operating expenses increased to $14,532,000 compared to $11,933,000 a year ago. This represents a 22 percent increase.

         Combined income before income tax for the first nine months of this fiscal year totaled $733,000 versus $1,011,000. The $278,000 difference represents a decrease of 27 percent.

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

         Revenue for the first nine months of 2001 totaled $5,519,000 versus $6,350,000 a year ago. This is a decrease of approximately 13 percent or $831,000.

         Operating expenses for 2001 totaled $5,787,000 compared to $6,161,000 for 2000. This represents a decrease of 6 percent or $374,000.

         HCNS had a loss of $228,000 for the first nine months of 2001 compared to income of $189,000 for the same period in 2000.

         The durable medical equipment operation located in Charlottesville, Virginia was closed in May 2001. The loss from this operation totaled $125,000 for the first nine months of 2001. Although Management anticipates additional losses due to write-offs and billing adjustments, these write-offs and adjustments are not expected to have a material effect on the Company's financial position.

                      HUNT COUNTRY HOME HEATLH, INC. (HCHH)
                      -------------------------------------

         Hunt Country Home Health, Inc. (HCHH), located in Fredericksburg, Virginia, provides home health services.

         Revenue for the first nine months of 2001 totaled $367,000 versus $868,000 a year ago. The decrease is $501,000 or 58 percent.

         Operating expenses decreased from $867,000 in 2000 to $469,000 for the first nine months of 2001. The decrease is $398,000 or 46 percent.

         HCHH had an $81,000 loss for the first nine months of 2001 compared to a $1,000 profit a year ago.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MID-ATLANTIC HOME HEALTH NETWORK, INC.


Dated:  November 14, 2001             By:    /s/ Philip V. Warman
                                         --------------------------------------
                                             Philip V. Warman, Chairman & CEO