Form 10KSB/A
period 2000-12-31
MID-ATLANTIC HOME HEALTH NETWORK INC
filed 2002-04-12
CIK 1023769

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              AMENDED FORM 10-KSB/A

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

Check if there is no disclosure of delinquent filers in response to Item 405 ofRegulation S-B is not contained in this form, and no disclosure will becontained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $28,243,016

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

(3)      GOVERNMENTAL APPROVAL, REGULATION AND ENVIRONMENTAL COMPLIANCE

         The Company relies heavily on payments made by governmental entities for the services provided by its certified home health entities. Medicare is the largest single payer of home care services. Effective October 1, 2000, the two certified Medicare Agencies owned and operated by the Company were required to switch to the Prospective Pay System (PPS) for their services to Medicare beneficiaries. The PPS replaces the cost reimbursement system. The PPS pays Home Health Agencies (HHA) a predetermined base payment. Payment is provided for 60-day "episodes of care" for each beneficiary regardless of the number of days of care within the episode. The exceptions to this rule are as follows:

         1)       The beneficiary voluntarily elects to transfer to another HHA
         2)       The beneficiary is discharged because treatment goals are met
         3) A significant change occurs in the beneficiaries' condition, which was not anticipated at the start of care.

         The PPS establishes a list of Home Health Resource Groups (HHRG) which patients are assigned. Each HHRG has a corresponding reimbursement dollar amount. The system defines that dollar amount by using the location of the client (rural or urban), labor, wage, clinical and functional case mix criteria.

         The combination of a fixed reimbursement by category and the use of clinical assessment information to establish that reimbursement amount creates a fundamental shift in how our home health agencies must be managed. Our home health managers must focus on controlling costs while ensuring that the quality of the care delivered does not suffer.

         A Home Health Prospective Payment Analysis (HHPPA) conducted by our cost report consultants (Davis, Pinel and Associates, Pennsauken, New Jersey) in June 2000, suggested that the Company could be profitable under PPS. It is important to note that although this analysis provided vital information it did contain some limitations in regards to scope, cost and medical review. Management does anticipate profits from our home health divisions. The home health divisions represent approximately 10% of the Company's revenues.

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

         Income before one time charges increased to $1,294,000 in 2000 versus $609,000 in 1999. One time expenses were:

         a.     Recognized one time charge for legal fees         $(292,000.00)
                Pertaining to settlement of ATLIS case

         b.     Recognized full year of amortization               ( 38,000.00)
                (31,450) on additional goodwill and imputed interest (6,166) on note - both related to ATLIS settlement

         c.     Increase bad debt reserve for Woodbridge           ( 70,000.00)
                Nursing Home account - bankruptcy

         d.     CAHIS the business entity ceased operations.       ( 50,000.00)
                                                                   ------------
                However, the durable medical equipment division
                was transferred to Hunt County Nursing Services, $(450,000.00) Inc. and is trading under the name Advantage
                Medical Equipment and Supply. The $50,000 represents a charge for cleaning up uncollectible accounts receivable, inventory and accruals.
                This is a one time charge that has no effect on future earning capacity.

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

--------------------------------------------------------------------------------

ITEM 7.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT

                           DECEMBER 31, 2000 AND 1999

                                    CONTENTS

                                                                       PAGES
                                                                       -----

INDEPENDENT AUDITORS' REPORT                                              17

FINANCIAL STATEMENTS

   Consolidated balance sheets                                         18-19

   Consolidated statements of income                                      20

   Consolidated statements of stockholders' equity                        21

   Consolidated statements of cash flows                                  22

   Notes to consolidated financial statements                         23- 30

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid-Atlantic Home Health Network, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                     /s/ Eggleston Smith P.C.
                                                     ------------------------
                                                     Eggleston Smith P.C.

Newport News, Virginia
February1,2002

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


                          MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                     AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2000 AND 1999

-----------------------------------------------------------------------------------------

                                                               2000               1999
                                                           ------------      ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                    $   148,405       $    16,393
   Current maturities of capital leases                         53,635                 -
   Notes payable                                             4,759,680         2,993,081
   Accounts payable                                            458,104           325,605
   Accrued salaries and related employee benefits              425,882           397,881
   Other current liabilities                                   461,905           164,270
   Income taxes payable                                        343,456           125,090
                                                           ------------      ------------

              Total current liabilities                      6,651,067         4,022,320
                                                           ------------      ------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES
   Notes payable                                               536,568           294,123
   Capital leases                                              194,168                 -
                                                           ------------      ------------

              Total long-term debt                             730,736           294,123
                                                           ------------      ------------

              Total liabilities                              7,381,803         4,316,443
                                                           ------------      ------------

STOCKHOLDERS; EQUITY
   Common stock, Class A, $.001 par
     value, 200,000,000 shares authorized
     12,105,142 shares issued and
     outstanding in 2000 and 12,631,202 in 1999                 12,106            12,631
   Common stock, Class B, $.001 par value,
     10,000 shares authorized, issued and
     outstanding                                                    10                10
   Additional paid-in capital                                  451,002         1,113,475
   Retained earnings                                         1,708,166         1,197,850
                                                           ------------      ------------
                                                             2,171,284         2,323,966
   Stock subscriptions receivable                             (164,250)         (189,250)
                                                           ------------      ------------

           Total stockholders' equity                        2,007,034         2,134,716
                                                           ------------      ------------

           Total liabilities and stockholders' equity      $ 9,388,837       $ 6,451,159
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


                                               MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                                          AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               YEARS ENDED DECEMBER 31, 2000 AND 1999

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Additional                           Stock
                                          Common Stock                Paid-In          Retained      Subscriptions
                                    Class A          Class B          Capital          Earnings        Receivable           Total
                                 ------------     ------------     ------------      ------------     ------------      ------------
Balance, January 1, 1998         $    12,631      $        10      $ 1,113,475       $   772,802      $  (189,250)      $ 1,709,668

   Dividend paid                           -                -                -            (1,200)               -            (1,200)
   Net income                              -                -                -           426,248                -           426,248
                                 ------------     ------------     ------------      ------------     ------------      ------------

Balance, December 31, 1999            12,631               10        1,113,475         1,197,850         (189,250)        2,134,716

   Reacquisition of shares
     originally issued in
     purchase of
     National Nurses Service            (500)               -         (643,500)                -                -          (644,000)
   Cancelled subscriptions               (25)               -          (24,975)                -           25,000                -
   Issuance of stock to employees
     as compensation                       -                -            6,002                 -                -             6,002
   Dividend paid                           -                -                -            (1,200)               -            (1,200)
     Net income                            -                -                -           511,516                -           511,516
                                 ------------     ------------     ------------      ------------     ------------      ------------

BALANCE, DECEMBER 31, 2000       $    12,106      $        10      $   451,002       $ 1,708,166      $  (164,250)      $ 2,007,034
                                 ============     ============     ============      ============     ============      ============

See accompanying notes.


                           MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                      AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                           YEARS ENDED DECEMBER 31, 2000 AND 1999

-------------------------------------------------------------------------------------------

                                                                 2000               1999
                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                $   511,516       $   426,248
   Adjustments to reconcile net income
     to net cash used in operating activities:
       Depreciation                                               25,046            21,365
       Amortization                                               77,330            47,805
       Deferred taxes                                             46,000           (35,000)
       Changes in assets and liabilities:
         Accounts receivable                                  (2,362,064)       (1,279,874)
         Due from affiliates                                     175,412          (200,298)
         Prepaid expenses and other current assets               155,796           (30,311)
         Accounts payable                                        132,499           172,881
         Accrued salaries and related employee benefits           28,001           142,661
         Income taxes payable                                    218,366           125,090
         Other current liabilities                               297,635            45,108
         Other assets                                           (105,168)          (29,652)
                                                             ------------      ------------

              Net cash used in operating activities             (799,631)         (593,977)
                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of goodwill                                         (256,000)                -
   Purchases of property and equipment                           (44,209)          (46,923)
                                                             ------------      ------------

              Net cash used in investing activities             (300,209)          (46,923)
                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in note payable, net                               1,766,599           386,906
   Current borrowings                                             18,000                 -
   Repayment of long-term debt                                   (16,543)          (12,211)
   Principal payments on capital leases                          (28,095)                -
   Reacquisition of stock                                       (644,000)                -
   Stock issued as employee compensation                           6,002                 -
   Dividend paid on preferred stock                               (1,200)           (1,200)
                                                             ------------      ------------

              Net cash provided by financing activities        1,100,763           373,495
                                                             ------------      ------------

              Net increase (decrease) in cash
                and cash equivalents                                 923          (267,405)

CASH AND CASH EQUIVALENTS
   Beginning                                                     548,889           816,294
                                                             ------------      ------------

   Ending                                                    $   549,812       $   548,889
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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. The consolidated financial statements include the accounts of Mid-Atlantic Home Health Network, Inc. (MAHN) and its subsidiaries (collectively referred to herein as the Company). The subsidiaries include Hunt Country Nursing Services, Inc. (Hunt Country Nursing), Hunt Country Home Health, Inc. (Home Health), National Nurses Services, Inc. and the Center for Ambulatory and Home Infusion Services, Inc. (CAHIS).

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

STOCKHOLDERS' EQUITY. The Company has three classes of stock. Two hundred million shares of Class A common stock have been authorized. The Class A shareholders have the right to elect one third of the directors of the Company. Ten thousand shares of Class B common stock, with the right to elect two thirds of the directors, have also been authorized. Five million shares of Class C convertible preferred stock have been authorized. The preferred stock would be paid a dividend of 12%. No shares of Class C convertible preferred stock are outstanding.

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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE 3.  PROPERTY AND EQUIPMENT

As of December 31, 2000 and 1999, property and equipment consisted of the following:

                                                   2000               1999
                                              --------------     --------------
Building and building improvements            $     321,355      $     320,818
Equipment acquired under capital leases             275,898                  -
Furniture and equipment                             512,480            348,842
                                              --------------     --------------
                                                  1,109,733            669,660
Less accumulated depreciation                       535,893            390,881
                                              --------------     --------------
                                              $     573,840      $     278,779
                                              ==============     ==============

NOTE 4.  NOTES PAYABLE

National Nurses Service, Home Health and Hunt Country Nursing borrow funds under terms of agreements with a lender and secured by accounts receivable. These agreements provide for advances on accounts receivable of approximately 83% of the collateralized balances. The Company is required to refund any borrowings for financial accounts receivable balances not collected within 180 days. Interest is accrued at 10.25%. The funding agreements expire June 30, 2004. Repayment of these advances requires collection directly by lender and credited against amounts outstanding. Interest is paid separately.

                                                   2000               1999
                                              --------------     --------------
Amount of advances on accounts receivable     $   5,869,123      $   3,711,303
Less:  Lender reserves                            1,109,443            718,222
                                              --------------     --------------
           Note payable                       $   4,759,680      $   2,993,081
                                              ==============     ==============

NOTE 5.  LONG-TERM DEBT


Long-term debt as of December 31, 2000 and 1999, consisted of the following:

                                                                      2000                   1999
                                                                 -------------         --------------
Note payable, C.W. Cobb, collateralized by first deed of
   trust on building and guaranteed by the general partners
   of Oak Springs.  Payable in monthly installments of $761,
   including interest at 11%.  Due April, 2021.                  $      64,946         $       65,689

Note payable, C.W. Cobb, collateralized by second deed
   of trust on building and guaranteed by the general
   partners of Oak Springs.  Payable in monthly installments
   of $221, including interest at 13%.  Due April, 2021.                18,011                 18,304

Note payable, York Federal Savings and Loan.  Payable in
   monthly installments of $1,116, including interest at 8.5%.
   A balloon payment of $86,809 is due September, 2008.                 70,472                 76,658

                                                                                          (Continued)



                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE 5.  LONG-TERM DEBT (CONCLUDED)

                                                                        2000                   1999
                                                                   --------------        ---------------

Note payable, Crestar Mortgage Corp., collateralized
   by building and guaranteed by the  managing general
   partner of Oak Springs.  Payable in monthly installments
   of $772, including interest at 8%.  Due December, 2024.         $      77,862         $       79,800

Note payable, Central Fidelity Bank guaranteed by the
   general partners of Oak Springs, payable in monthly
   installments of $1,668, including interest at 11.21%.
   Due December 5, 2007.                                                  62,682                 70,065

Note payable, ATLIS Systems, Inc., collateralized by stock,
   payable in annual installments of $150,000, including
   interest at an imputed rate of 10%.  Due October 27, 2003.
   The note does not bear interest.  The face amount of $450,000 has been discounted to $373,000.  The discount will be charged
   to interest expense over the term of the note.                        373,000                      -

Note payable, stockholder, uncollateralized, no stated
   repayment terms                                                        18,000                      -
                                                                   --------------        ---------------
                                                                         684,973                310,516
       Less current maturities                                           148,405                 16,393
                                                                   --------------        ---------------
                                                                   $     536,568         $      294,123
                                                                   ==============        ===============

Annual maturities of long-term debt outstanding at December 31, 2000, are as follows:

       2000                                                       $     148,405
       2001                                                             143,396
       2002                                                             157,651
       2003                                                              23,326
       2004                                                              25,561
       Thereafter                                                       186,634
                                                                  --------------
                                                                  $     684,973
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

NOTE 8.  LEASE COMMITMENTS

The Company leases certain office facilities and other equipment under non-cancelable leases for terms ranging from one to five years. Future minimum lease payments under these operating leases are as follows:

       2001                                                           $ 248,765
       2002                                                             199,616
       2003                                                              92,884
       2004                                                              42,735
       2005                                                               7,758
                                                                      ----------
       Total future minimum lease payments                            $ 591,758
                                                                      ==========

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
                                           =============         =============

The provision for income taxes differed from the amount of income tax determined by applying the applicable federal statutory tax rate to pre-tax income as a result of the following:

                                               2000                  1999
                                           -------------        --------------
Statutory federal tax rate                      34%                  34%
State taxes, net of federal benefit              3                    3
Goodwill amortization                           (6)                  (4)
Other                                            8                   (3)
                                           -------------        --------------
Effective tax rate                              39%                  30%
                                           =============        ==============

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

                                                                     (Continued)

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE 10.  RELATED PARTY TRANSACTIONS (CONCLUDED)

                                                       2000            1999
                                                   -------------   -------------
Due from affiliates:
   Oak Springs Nursing Home LP                     $      7,895    $    126,500
   Oak Springs Nursing Home                             142,152          77,371
   Health Care Ventures, Inc.                           112,863         108,093
   Home Health Services of Allegheny County, Inc.             -             187
   Health Ventures Group                                      -           4,086
   All Stat Home Health, Inc.                             2,282             195
   Care Connections of Pennsylvania, Inc.                 2,177             328
                                                   -------------   -------------
                                                        267,369         316,760
                                                   -------------   -------------
Due to affiliates:
   Western Pennsylvania Home
     Health Network, Inc.                                    37              37
   Health Ventures Group                                 23,843          24,283
Care Connections of
   Pennsylvania, Inc.                                     1,145               -
All Stat Home Health, Inc.                                  153               -
Oak Springs Nursing Home LP                             105,980               -
Oak Springs Nursing Home                                 38,280          19,097
                                                   -------------   -------------
                                                        169,438          43,417
                                                   -------------   -------------
       Net due from affiliates                     $     97,931    $    273,343
                                                   =============   =============

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

The note issued requires three annual payments of $150,000, and has a value of $373,000. The note is secured by the 500,000 shares surrendered and contains provision for increasing the amount under the note to $900,000, and reclaiming of the shares surrendered in the event of default on the note. The Company has only recorded the discounted value of the note and the surrender of the shares. Management is of the opinion that the potential penalties associated with the default make it a remote possibility that the Company would fail to meet the required payments under the note.

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

The Company issued a non-interest bearing note with a face value of $450,000 (discounted to $373,000) in connection with the settlement of a dispute concerning the purchase price of a subsidiary in 2000.

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


                                                         Summary Compensation Table

                                                                                               Long Term Compensation
                                                                            --------------------------------------------------------
                                       Annual Compensation                          Awards                Payouts
                           --------------------------------------------     -------------------------    ----------
(a)                        (b)      (c)            (d)        (e)           (f)            (g)           (h)            (i)
                                                              Other                        Securities                   All
                                                              Annual        Restricted     Under-                       Other
Name and                                                      Compen-       Stock          Lying         LTIP           Compen-
Principal                                                     Sation        Awards         Options/      Payouts        sation
Position                   Year     Salary ($)      Bonus($)    ($)           ($)          SARs (#)         ($)           ($)
-------------              ------   -----------     --------- ---------     ----------     -----------   ----------     ------------
Philip V. Warman           2000     $54,000         $    0.00 $    0.00     $    0.00       None         $    0.00      $ 2,769 (1)
Chairman & CEO             1999     $54,000         $    0.00 $    0.00     $    0.00       None         $    0.00      $21,306 (1)
and Treasurer              1998     $24,000         $    0.00 $    0.00     $    0.00       None         $    0.00      $23,075 (2)
                           1997     $0.00           $    0.00 $    0.00     $    0.00       None         $    0.00      $23,075 (3)

Dennis S. Light            2000     $52,897         $    0.00 $    0.00     $    0.00       None         $    0.00      $16,000 (6)
President                  1999     $79,138         $   3,750 $    0.00     $    0.00       None         $    0.00      $24,000 (5)
*gone effective 8/31/00    1998     $76,313         $   1,250 $    0.00     $    0.00       None         $    0.00      $27,500 (6)
                           1997     $75,400         $    0.00 $    0.00     $    0.00       None         $    0.00      $27,500 (7)

Tom Waugh                  No compensation received
Secretary/Treasurer

Ronald L. Messenheimer     2000     $92,900         $ 2,500   $    0.00     $    0.00       None         $    0.00      $  0.00
President, NNS             1999     $95,073         $ 2,000   $    0.00     $    0.00       None         $    0.00      $  0.00
                           1998     $61,640         $   350   $    0.00     $    0.00       None         $    0.00      $  0.00
                           1997     $41,500         $  0.00   $    0.00     $    0.00       None         $    0.00      $  0.00

Gary Paz                   2000     $60,000         $ 1,000   $    0.00     $    0.00       None         $    0.00      $52,450
Vice President, NNS        1999     $60,000         $   750   $    0.00     $    0.00       None         $    0.00      $41,024
                           1998     $60,000         $  0.00   $    0.00     $    0.00       None         $    0.00      $38,258
                           1997     $60,000         $  0.00   $    0.00     $    0.00       None         $    0.00      $ 3,445

-------------------------
This information is provided in regards to Mid-Atlantic Home Health Network Agencies, Hunt Country Home Health, Hunt Country Nursing Services, and National Nurses Service.

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

DATED:   April 16, 2001

                                        MID-ATLANTIC HOME HEALTH
                                        NETWORK, INC.

                                        By     /S/ Philip V. Warman
                                          --------------------------
                                               PHILIP V. WARMAN
                                               CHAIRMAN OF THE BOARD
                                               AND CEO