Form 10KSB
period 2001-12-31
MID-ATLANTIC HOME HEALTH NETWORK INC
filed 2002-04-19
CIK 1023769

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

                     For the period ended December 31, 2001
                         Commission file number 0-24165


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

Check if there is no disclosure of delinquent filers in response to Item 405 ofRegulation S-B is not contained in this form, and no disclosure will becontained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $28,336,732

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

         The Company did not conduct any business activities until December 9,1994 when it executed an Exchange Agreement with Oak Springs Nursing HomeLimited Liability Company* for the acquisition of all of the outstanding stock of Hunt Country Home Health, Inc., a Virginia corporation. As a result of this corporate reorganization, Hunt Country Home Health, Inc. became a wholly owned subsidiary of the Company.

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



*OAK SPRINGS NURSING HOME LIMITED PARTNERSHIP WAS REORGANIZED AND THE NAME WAS CHANGED TO OAK SPRINGS NURSING HOME LIMITED LIABILITY COMPANY (OSNHLLC) ON AUGUST 20, 2001.

The Class A common stock, voting as a class, elects one-third of the Board of Directors and the Class B common stock, voting as a class, elects two-thirds of the Board. The consideration for the acquisition of all of the outstanding stock of Hunt Country Home Health, Inc. was 20,474,628 shares of Class A common stock and 10,000 shares of Class B common stock. This transaction was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as

         Mid-Atlantic is a regionally based home health and nurse staffing amended, pursuant to the exemption contained in Section 4(2) of that Act. company established to provide quality services and home medical products in a cost-competitive manner to the Mid- Atlantic region. Since its acquisition of Hunt Country Nursing Services and National Nurses Service in June of 1995 (See Business of the Company), the majority of Mid-Atlantic's business has involved the provision of nursing staff services to hospitals, nursing homes and other facilities such as clinics, correctional facilities and schools, as well as private duty nursing services.

         The Company has not been subject to bankruptcy, receivership or any similar proceedings.

         The Company currently employs approximately 3,600 employees, of which 1,250 are full-time employees. The Company's principal executive office is located at 7504 Diplomat Drive, Suite 101, Manassas, Virginia 20109. The Company has administrative offices at the following locations:

         70 Main Street, Suite 34            1807 Libbie Avenue, Suite 206
         Warrenton, Virginia  20186          Richmond, Virginia 23226

         607B Jefferson Davis Highway        2971 Valley Avenue
         Fredericksburg, Virginia  22401     Winchester, Virginia 22601

         8630 Fenton Street, Suite 200       10760B Ambassador Drive
         Silver Spring, MD 20910             Manassas, Virginia 20109

         10800 Midlothian Turnpike           Teakwood Office Park
         Suites 205 & 271                    1413 Teakwood Dr., Suite D
         Richmond, Virginia 23225            Tappahannock, Virgina 22560

         2731-C Prosperity Avenue, Suite C   616 Kempsville Ctr., Suite 205
         Fairfax, Virginia 22031             Norfolk, VA  23502

         101 Juliad Court                    1932 Arlington Blvd., Suite 8
         Fredericksburg, Virginia 33406      Charlottesville, VA  22901

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

HUNT COUNTRY HOME HEALTH

         In the Spring of 1995, the Company acquired Hunt Country Home Health, Inc. from the Oak Springs Nursing Home Limited Liability Company, the Company's majority shareholder.

         Hunt Country Home Health performs approximately 275 home health visits per month. With this case load, a wide spectrum of services requiring basic skills to high tech skills are performed. Generally, the services provided fall into the following program priorities:

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

         Hunt Country Home Health has a home office located in Manassas, Virginia and additional offices located in Fredericksburg and Warrenton. In 2001, 275 home visits per month provided skilled nursing care, physical therapy, occupational therapy, speech therapy, home health aide and medical social work. Visit duration was usually two hours or less, two to three times per week.

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

HUNT COUNTRY NURSING SERVICES, INC.

         In connection with its acquisition of NNS, on June 30, 1995, Mid-Atlantic acquired Hunt Country Nursing Services, Inc. ("HCNS") from its majority shareholder, Oak Springs Nursing Home Limited Liability Company. HCNS is a private duty nursing company that provides professional nurses and nursing assistants to patients in the home for 4 to 24 hours per day, 7 days per week. HCNS is located in Northern and Central Virginia and generates approximately $7.5 million in revenues per year. With NNS, HCNS comprises the majority of services provided by the Company and a majority of the Company's revenue is derived from the operations of NNS and HCNS.

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

         The PPS establishes a list of Home Health Resource Groups (HHRG) to which patients are assigned. Each HHRG has a corresponding reimbursement dollar amount. The system defines that dollar amount by using the location of the client (rural or urban), labor, wage, clinical and functional case mix criteria.

         The combination of a fixed reimbursement by category and the use of clinical assessment information to establish that reimbursement amount creates a fundamental shift in how our home health agencies must be managed. Our home health managers must focus on controlling costs while ensuring that the quality of the care delivered does not suffer.

         In addition to the challenge of controlling costs and delivering quality care, Hunt Country Home Health our home health agency in Fredericksburg and Warrenton, Virginia continues to face the challenge of tough competition and a shortage of nurses. These factors have contributed significantly to the 54% decrease in revenue for 2001. Hunt Country Home Health operated at a $136,000 loss for 2001.

         Our home health operation in Richmond, Virginia was profitable under PPS in 2001 with income of $312,000 versus $100,000 in 2000 under the cost reimbursement system. This operation continues to find the right mix to prosper and operate efficiently under the PPS.

         The home health divisions represent approximately 5% of the Company's revenues.

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

         (5) EMPLOYEES AND FACILITIES

         As of April 16, 2002, the Company had approximately 3600 employees of which 1,250 are full-time equivalent employees. None of the Company employees are subject to a collective bargaining agreement and the Company believes its relations with its employees are good.

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

         On October 27, 2000, the Company settled this pending lawsuit by paying Atlis Health Services, Inc. $900,000 in cash and buying back Atlis Health Services, Inc.'s 500,000 shares of stock in the Company for $450,000 over three years. The first installment was made October 27, 2001. The second installment is October 27, 2002.

--------------------------------------------------------------------------------

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------

         The Company did not submit any matter to a vote of the shareholders in the past calendar year 2001.

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

                  Quarter Ended            High Bid          Low Bid
                ------------------         --------        ----------

                December 31, 2001          $ 0.30          $ 0.30
                November 30, 2001          $ 0.60          $ 0.50
                June 30. 2001              $ 0.51          $ 0.30
                March 30, 2001             $ 0.68          $ 0.68
                December 31, 2000          $ 0.375         $ 0.06
                September 30, 2000         $ 0.43          $ 0.06
                June 30, 2000              $ 0.875         $ 0.50
                March 31, 2000             $ 0.37          $ 0.125
                December 31, 1999          $ 0.25          $ 0.125
                September 30, 1999         $ 0.18          $ 0.125
                June 30, 1999              $ 0.25          $ 0.03125
                March 31, 1999             $ 0.03          $ 0.03125
                December 31, 1998          $ 0.03          $ 0.03125
                September 30, 1998         $ 0.03          $ 0.03125
                June 30, 1998              $ 0.06          $ 0.03125
                March 31, 1998             $ 0.06          $ 0.0625

         There is no market for the Company's Class B Common Stock.

HOLDERS:

         As of December 31, 2001, there were approximately 344 holders of record of the Company's Class A Common Stock. All of the Company's 10,000 shares of its authorized Class B Common Stock are issued and outstanding and owned by one (1) shareholder, Oak Springs Nursing Home Limited Liability Company.

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

RECENT SALES OF UNREGISTERED SECURITIES

         There were no sales of unregistered securities in 2001.

------------------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

------------------------------------------------------------------------------

         Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

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

MID-ATLANTIC HOME HEALTH NETWORK, INC. (MAHN)

CONSOLIDATED FINANCIAL POSITION

         The Company's consolidated total assets were $8,895,000 at December 31, 2001 versus $9,388,000 at December 31, 2000. The 5% decrease was due principally to a decrease in accounts receivable.

         Liquidity, as represented by working capital (current assets less current liabilities), decreased from approximately $695,000 to $634,000 at December 31, 2001. The Company feels that its current and anticipated liquidity will be sufficient to fund future operations.

         The Company finances a portion of its accounts receivable with a lender under terms of an agreement that advances up to 80% of qualified accounts receivable. At December 31, 2001 advances secured by accounts receivable totaled approximately $4,417,000.

         Due to the nature of the Company's operations, property and equipmentare not a significant factor in planning future operational needs. At bothDecember 31, 2001 and 2000 the company's net investment in property and equipment was less than 6% of total assets.

         Since 1995 the Company has been self-funded for workers compensation insurance. In the past self-funding has proven to be a viable way of saving on premiums. However, in recent years the insurance market has begun to harden industry wide. In 2001, our self- funded plan would have required an additional $600,000 in letters of credit (LOC), secured by cash, as collateral for the plan. Since this would have tied up a considerable amount of working capital, management decided to change from a self-funded plan for workers compensation to a guaranteed plan. This change resulted in a $298,000 increase in premiums without the LOC requirement. The professional and umbrella insurance coverages had similar increases, also due to the volatile market place. The 2001 premium was $132,000 compared to $70,000 in 2000, a 89% increase. Due to the current trend in the insurance industry, management anticipates continued increases in annual premiums.

CONSOLIDATED RESULTS OF OPERATIONS

         Revenues for the year ended December 31, 2001 were approximately $28,337,000 a less than 1% increase over December 31, 2000 revenues of approximately $28,243,000.

         Costs related to patient care rose to approximately $22,030,000 an increase of 2% over the previous year total of $21,699,000. General and administrative expenses totaled approximately $5,408,000 for the year ended December 31, 2001 an increase of 10% over the prior period.

         Pretax, income in 2001 decreased to $20,000 versus $844,000 in 2000. The after tax loss for 2001 was $35,000 versus net income of $512,000 in 2000.

         Earnings per common share was .000 for 2001 versus .04 a year ago.

                               HEALTH CARE TRENDS

         The following is a table of the Company's approximate operating revenues for the years 1995 through 2001.

                                     Percentage change
                                       From the prior
                         Revenue           year

           1995          9,983,000
           1996         14,269,000         42.9%
           1997         13,740,000         -3.7%
           1998         14,698,000          6.9%
           1999         18,984,000         29.2%
           2000         28,200,000         48.5%
           2001         28,337,000          ---

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

         MAHN, the holding company, does not generate any income but reports the corporate-wide administrative expenses for the four entities. The majority of MAHN's operating expenses is allocated to the entities that it services. For 2001, MAHN had revenue of $178,000; operating expenses of $438,000; resulting in unallocated expense or a loss of $260,000.

NATIONAL NURSES SERVICE, INC. (NNS)

OPERATING REVENUES:
-------------------

         Operating revenues increased 10% or $1,900,000, from $18,700,000 in 2000 to $20,600,000 in 2001. The staffing division operating revenues increased $1,700,000 or 10%, from $17,400,000 in 2000 to $19,100,000 in 2001. The home health revenue increased 15% or $200,000, from $1,300,000 in 2000 to $1,500,000 in 2001.

         The primary reason for the staffing division revenue increase was the expansion into Norfolk in late 2000 resulting in a $1,400,000 revenue increase over 2000 in that office. The balance of the increase was attributable to the Fairfax office, which opened in early 2000 and increased revenues in excess of $300,000. The Silver Spring office increased revenues by $700,000 due to strong growth in our government contract and group home business. However this increase was offset by a $700,000 reduction in the Richmond office as a result of significantly reduced business levels in correctional facilities.

         The demand for supplemental staffing continues to be strong in all markets, however some client facilities are increasing efforts to obtain supplemental nurses directly through their own pool and with more aggressive recruiting programs for staff nurses. These positive and negative elements appear to be offsetting each other in the near future. Management believes the financial and management resources necessary to successfully operate internal pools by these clients will ultimately become too burdensome and result in a trend back to even greater levels of outsourcing.

We have also observed increased government interest in mandating staffing ratios in hospitals and nursing homes as a result of serious understaffing at some institutions. This will likely add to the already existing pressure in the market for more nurses at a time when the average age of nurses nationwide is at an all-time high of 46 years. Even without increased staffing ratios, the number of nurses leaving the direct patient care workforce exceeds the number of new graduates by a substantial margin.

OPERATING EXPENSES:
-------------------

         Operating expenses expressed as a percentage of operating revenues increased to 95% in 2001 versus 93% in 2000.

INCOME/LOSS:
------------

         In 2001, NNS produced a pretax income of $935,000; 67% was generated by the staffing division and 33% from the home health division.

HUNT COUNTRY NURSING SERVICES, INC. (HCNS)

OPERATING REVENUES:
-------------------

         Hunt Country Nursing Services, Inc., our private duty nursing company, experienced a decline in revenue in fiscal year 2001. Operating revenues totaled $7,470,000 versus $8,646,000 a year ago; the decrease is $1,176,000 or 14 percent.

         The decrease in revenue is due to significant reductions in the private duty nursing/personal care business levels at the Winchester and Fairfax, Virginia locations; revenues for these locations decreased $477,000 and $566,000 respectively. As well as, the closing of Advantage Pediatrics Home Health Care, the durable medical equipment division in Charlottesville, Virginia in May 2001. APHHC generated revenue of $500,000 in 2000 compared to $300,000 in 2001, a decrease of $200,000.

OPERATING EXPENSES:
-------------------

         Operating expenses for HCNS decreased to $7,975,000 in 2001 versus $8,441,000 in 2000. This represents a decrease of 6 percent. Operating expenses did not decrease proportionately to the decrease in revenue for 2001.

INCOME/LOSS:
------------

         HCNS loss $518,000 for fiscal year 2001 as compared to a profit of $204,000 in 2000.

         The loss is due to a significant drop in revenue that was not accompanied by a proportionate decrease in operating expenses.


HUNT COUNTRY HOME HEALTH, INC. (HCHH)

OPERATING REVENUES:
-------------------

         The operating revenues for fiscal year 2001 for this Medicare Certified home health agency totaled $519,000, compared to $1,117,000 for the prior year.

OPERATING EXPENSES:
-------------------

         Operating expenses decreased from $1,080,000 in 2000 versus $619,000 in 2001.

INCOME/LOSS:
------------

         In fiscal year 2001, HCHH experienced a loss of $136,000 versus $37,000 in 2000.

         The loss is attributed to the significant decrease in home health business in Fredericksburg and Warrenton, Virginia. Both locations face strong competition from hospital based home health agencies in the area. As well as, the continual challenge of trying to staff cases during a nursing shortage.


THE CENTER FOR AMBULATORY AND HOME INFUSION SERVICES (CAHIS)

         This company did not conduct any business in 2001.

--------------------------------------------------------------------------------
ITEM 7. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------







                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT

                           DECEMBER 31, 2001 AND 2000










See accompanying notes.

                                    CONTENTS



                                                                        PAGES
                                                                     -----------

INDEPENDENT AUDITORS' REPORT                                               F-3

FINANCIAL STATEMENTS

   Consolidated balance sheets                                       F-4 - F-5

   Consolidated statements of income                                       F-6

   Consolidated statements of stockholders' equity                         F-7

   Consolidated statements of cash flows                                   F-8

   Notes to consolidated financial statements                        F-9 - F-16



See accompanying notes.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Mid-Atlantic Home Health Network, Inc.
  and Subsidiaries


We have audited the accompanying consolidated balance sheets of Mid-Atlantic Home Health Network, Inc. and Subsidiaries (the Company), as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid-Atlantic Home Health Network, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                        /s/ Eggleston Smith P.C.
                                                        ------------------------
                                                        Eggleston Smith P.C.



Newport News, Virginia
April 8, 2002

See accompanying notes.
                                       F-3

                              FINANCIAL STATEMENTS

                                   YEARS ENDED

                           DECEMBER 31, 2001 AND 2000
                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                           2001         2000
                                                       -----------   -----------
                           ASSETS

CURRENT ASSETS
   Cash and cash equivalents                           $1,283,042    $  549,812
   Accounts receivable, net of allowances of
     $535,153 in 2001 and $103,187 in 2000              5,174,631     6,640,427
   Due from affiliates                                    323,291        97,931
   Prepaid expenses and other current assets               90,024        31,964
   Deferred tax asset                                     102,000        26,000


              Total current assets                      6,972,988     7,346,134
                                                       -----------   -----------

PROPERTY AND EQUIPMENT, NET                               533,672       573,840
                                                       -----------   -----------

OTHER ASSETS
   Goodwill, net of accumulated amortization of
     $375,867 in 2001 and $303,728 in 2000              1,260,771     1,332,909
   Other assets                                           127,360       135,954
                                                       -----------   -----------

              Total other assets                        1,388,131     1,468,863













                                                       -----------   -----------
              Total assets                             $8,894,791    $9,388,837
                                                       ===========   ===========

See accompanying notes.
                                       F-4

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                         2001           2000
                                                     ------------   ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt              $   147,089    $   148,405
   Current maturities of capital leases                   72,273         53,635
   Notes payable                                       4,417,098      4,759,680
   Accounts payable                                      488,694        458,104
   Accrued salaries and related employee benefits        436,711        425,882
   Other current liabilities                             495,707        461,905
   Income taxes payable                                  281,542        343,456
                                                     ------------   ------------

              Total current liabilities                6,339,114      6,651,067
                                                     ------------   ------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES
   Notes payable                                         401,762        536,568
   Capital leases                                        183,278        194,168
                                                     ------------   ------------

              Total long-term debt                       585,040        730,736
                                                     ------------   ------------

              Total liabilities                        6,924,154      7,381,803
                                                     ------------   ------------

STOCKHOLDERS; EQUITY
   Common stock, Class A, $.001 par
     value, 200,000,000 shares authorized
     12,105,142 shares issued and outstanding             12,106         12,106
   Common stock, Class B, $.001 par value,
     10,000 shares authorized, issued and
     outstanding                                              10             10
   Additional paid-in capital                            451,002        451,002
   Retained earnings                                   1,671,769      1,708,166
                                                     ------------   ------------
                                                       2,134,887      2,171,284
   Stock subscriptions receivable                       (164,250)      (164,250)
                                                     ------------   ------------

           Total stockholders' equity                  1,970,637      2,007,034
                                                     ------------   ------------

           Total liabilities and stockholders'
            equity                                   $ 8,894,791    $ 9,388,837
                                                     ============   ============

See accompanying notes.
                                       F-5

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                      2001              2000
                                                 -------------     -------------

REVENUES                                         $ 28,336,732      $ 28,243,016
                                                 -------------     -------------

EXPENSES
   Patient care costs                              22,029,578        21,699,600
   General and administrative                       5,407,581         4,907,394
   Amortization                                        90,519            87,405
   Interest expense, net                              789,224           704,238
                                                 -------------     -------------

              Total expenses                       28,316,902        27,398,637
                                                 -------------     -------------

              Income before income taxes               19,830           844,379

PROVISION FOR INCOME TAXES                            (55,027)          332,863
                                                 -------------     -------------

              Net income (loss)                  $    (35,197)     $    511,516
                                                 =============     =============

EARNINGS PER COMMON SHARE                        $          -      $        .04
                                                 =============     =============

See accompanying notes.
                                       F-6

                                              MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                                         AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              YEARS ENDED DECEMBER 31, 2001 AND 2000

--------------------------------------------------------------------------------------------------------------------------
                                                                  Additional                      Stock
                                            Common Stock           Paid-In        Retained    Subscriptions
                                       Class A        Class B      Capital        Earnings      Receivable        Total
                                    ------------   ------------  ------------   ------------   ------------   ------------
Balance, December 31, 1999               12,631             10   $ 1,113,475    $ 1,197,850    $  (189,250)   $ 2,134,716

   Reacquisition of shares
     originally issued in
     purchase of
     National Nurses Service               (500)             -      (643,500)             -              -       (644,000)
   Cancelled subscriptions                  (25)             -       (24,975)                       25,000              -
   Issuance of stock to employees
     as compensation                          -              -         6,002              -              -          6,002
   Dividend paid                              -              -             -         (1,200)             -         (1,200)
     Net income                               -              -             -        511,516              -        511,516
                                    ------------   ------------  ------------   ------------   ------------   ------------

Balance, December 31, 2000               12,106             10       451,002      1,708,166       (164,250)     2,007,034

   Dividend paid                              -              -             -         (1,200)             -         (1,200)
   Net income (loss)                          -              -             -        (35,197)             -        (35,197)
                                    ------------   ------------  ------------   ------------   ------------   ------------

BALANCE, DECEMBER 31, 2001               12,106             10             -    $ 1,671,769    $  (164,250)   $ 1,970,637
                                    ============   ============  ============   ============   ============   ============

See accompanying notes.
                                                                F-7

                          MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                     AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEARS ENDED DECEMBER 31, 2001 AND 2000
-----------------------------------------------------------------------------------------------
                                                                        2001           2000
                                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                $   (35,197)   $   511,516
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation                                                     109,958         25,046
       Amortization                                                      72,138         77,330
       Deferred taxes                                                   (76,000)        46,000
       Changes in assets and liabilities:
         Accounts receivable                                          1,465,796     (2,362,064)
         Due from affiliates                                           (225,360)       175,412
         Prepaid expenses and other current assets                      (58,060)       155,796
         Accounts payable                                                30,590        132,499
         Accrued salaries and related employee benefits                  10,829         28,001
         Income taxes payable                                           (61,914)       218,366
         Other current liabilities                                       33,802        297,635
         Other assets                                                     8,594       (105,168)
                                                                    ------------   ------------

              Net cash provided by (used in) operating activities     1,275,176       (799,631)
                                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of goodwill                                                       -       (256,000)
   Purchases of property and equipment                                  (18,657)       (44,209)
                                                                    ------------   ------------

              Net cash used in investing activities                     (18,657)      (300,209)
                                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in note payable, net                                       (342,582)     1,766,599
   Current borrowings                                                         -         18,000
   Repayment of long-term debt                                         (136,122)       (16,543)
   Principal payments on capital leases                                 (43,385)       (28,095)
   Reacquisition of stock                                                     -       (644,000)
   Stock issued as employee compensation                                      -          6,002
   Dividend paid                                                         (1,200)        (1,200)
                                                                    ------------   ------------

              Net cash provided by (used in) financing activities      (523,289)     1,100,763
                                                                    ------------   ------------

              Net increase in cash
                and cash equivalents                                    733,230            923

CASH AND CASH EQUIVALENTS
   Beginning                                                            549,812        548,889
                                                                    ------------   ------------

   Ending                                                           $ 1,283,042    $   549,812
                                                                    ============   ============

See accompanying notes.
                                            F-8

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

Approximately 80% of MAHN's outstanding shares are owned by Oak Springs Nursing Home Limited Liability Company (Oak Springs).

The Company is engaged in the business of providing integrated home health services with an emphasis in providing nursing staff services to hospitals, nursing homes and other facilities. The Company operates in Virginia, Maryland, and the District of Columbia.

BASIS OF CONSOLIDATION. All significant intercompany accounts and transactions have been eliminated.

NET REVENUES. Net revenues are reported at the estimated net realizable amounts from patients, third party payers, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third party payers. Revenue received under third-party agreements is subject to audit. Any adjustments as a result of these audits are reflected in current operations. Approximately 5% and 5% of the Company's net revenues for the years ended December 31, 2001 and 2000, respectively, were from participation in Medicare and state Medicaid programs. In addition, approximately 9% and 15% of the Company's net revenues for the years ended December 31, 2001 and 2000, respectively, was from contracts with state and local governmental correctional facilities, including the Commonwealth of Virginia and the District of Columbia.

At December 31, 2001 and 2000, 1% and 3%, respectively, of net accounts receivable were due from Medicare and Medicaid. The ability of payers to meet their obligations depends upon their financial stability, future legislation and regulatory actions.

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

Amortization of assets acquired under capital leases is included in depreciation expense.

                                                                     (Continued)

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 3. PROPERTY AND EQUIPMENT

As of December 31, 2001 and 2000, property and equipment consisted of the following:

                                                         2001           2000
                                                     ------------   ------------
   Building and building improvements                $   349,587    $   321,355
   Equipment acquired under capital leases               327,031        275,898
   Furniture and equipment                               475,982        512,480
                                                     ------------   ------------
                                                       1,152,600      1,109,733
   Less accumulated depreciation and amortization        618,928        535,893
                                                     ------------   ------------
                                                     $   533,672    $   573,840
                                                     ============   ============

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

                                                         2001           2000
                                                     ------------   ------------
   Amount of advances on accounts receivable         $ 5,612,143    $ 5,869,123
   Less:  Lender reserves                              1,195,045      1,109,443
                                                     ------------   ------------
           Note payable                              $ 4,417,098    $ 4,759,680
                                                     ============   ============

NOTE 5. LONG-TERM DEBT

Long-term debt as of December 31, 2001 and 2000, consisted of the following:

                                                         2001          2000
                                                     ------------   ------------
Note payable, C.W. Cobb, collateralized by first
    deed of trust on building and guaranteed
    by the general partners of Oak Springs.
    Payable in monthly installments of $761,
    including interest at 11%. Due April, 2021.      $    64,046    $    64,946

Note payable, C.W. Cobb, collateralized by
    second deed of trust on building and
    guaranteed by the general partners
    of Oak Springs. Payable in monthly
    installments of $221, including interest
    at 13%. Due April, 2021.                              17,678         18,011

Note payable, Way Point Bank. Payable in
    monthly installments of $1,116, including
    interest at 8.5%. A balloon payment of
    $86,809 is due September, 2008.                       56,453         70,472

                                                                     (Continued)

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 5. LONG-TERM DEBT (CONCLUDED)

                                                         2001           2000
                                                     ------------   ------------
Note payable, SunTrust Bank, collateralized
    by building and guaranteed by the managing
    general partner of Oak Springs. Payable in
    monthly installments of $772, including
    interest at 8%. Due December, 2024.              $    75,751    $    77,862

Note payable, Wachovia Bank guaranteed by
    the general partners of Oak Springs,
    payable in monthly installments of
    $1,668, including interest at 11.21%.
    Due December 5, 2007.                                 56,591         62,682

Note payable, ATLIS Systems, Inc.,
    collateralized by stock, payable in
    annual installments of $150,000, including
    interest at an imputed rate of 10%.
    Due October 27, 2003. The note does not
    bear interest.  The face amount of
    $450,000 has been discounted to $373,000.
    The discount will be charged to interest
    expense over the term of the note.                   260,331        373,000

Note payable, stockholder, uncollateralized,
    no stated repayment terms                             18,000         18,000
                                                     ------------   ------------
                                                         548,850        684,973
         Less current maturities                         147,088        148,405
                                                     ------------   ------------
                                                     $   401,762    $   536,568
                                                     ============   ============

Annual maturities of long-term debt outstanding at December 31, 2001, are as follows:

       2002                                          $   147,088
       2003                                              160,505
       2004                                               25,259
       2005                                               26,482
       2006                                               23,753
       Thereafter                                        165,763
                                                     ------------
                                                     $   548,850
                                                     ============

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 6. CAPITAL LEASES

The Company leases equipment under capital leases. Assets obtained under capital leases total $327,031 and accumulated depreciation expense related to those assets was $100,324. The following is a schedule of future minimum payments under these leases:

   Year Ending
     December 31, 2002                                        $         104,591
     December 31, 2003                                                  104,591
     December 31, 2004                                                   87,315
     December 31, 2005                                                   16,981
                                                              ------------------
     Total minimum lease payments                                       313,478
     Less:  Amount representing taxes                                    12,885
                                                              ------------------
     Net minimum lease payments                                         300,593
     Less:  Amount representing interest                                 45,042
                                                              ------------------
     Present value of net minimum lease payments                        255,551
     Current portion                                                     72,273
                                                              ------------------
     Long-term portion                                        $         183,278
                                                              ==================

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

During 2001 and 2000, the Company did not receive any payments on outstanding notes receivable for the purchase of shares. Because the market value of the outstanding shares is below the option price, the Company has suspended the required payments (including interest) on these notes.

NOTE 8. LEASE COMMITMENTS

The Company leases certain office facilities and other equipment under non-cancelable leases for terms ranging from one to five years. Future minimum lease payments under these operating leases are as follows:

       2002                                                   $         204,889
       2003                                                             121,198
       2004                                                              76,969
       2005                                                               3,668
                                                              ------------------
       Total future minimum lease payments                    $         406,724
                                                              ==================

During 2001 and 2000, rent expense for all operating leases totaled $326,335 and $294,730, respectively.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 9. INCOME TAXES

The Company files a consolidated federal income tax return, which includes the Center for Ambulatory and Home Infusion Service, Hunt Country Nursing, Home Health and National Nursing Service. The Company and its subsidiaries file separate returns for state purposes.

The provision for income taxes for the years ended December 31, 2001 and 2000, was comprised of the following:

                                                         2001           2000
                                                     ------------   ------------
   Current provision                                 $   131,027    $   306,863
   Deferred expense (benefit)                            (76,000)        26,000
                                                     ------------   ------------
     Total provision                                 $    55,027    $   332,863
                                                     ============   ============

The provision for income taxes differed from the amount of income tax determined by applying the applicable federal statutory tax rate to pre-tax income as a result of the following:

                                                         2001           2000
                                                     ------------   ------------
   Statutory federal tax rate                                 34%            34%
   State taxes, net of federal benefit                         3              3
   Goodwill amortization                                       -             (6)
   Other (in 2001, principally non deductible
     penalties and changes in the estimates
     used in prior tax returns)                              240              8
                                                     ------------   ------------
   Effective tax rate                                        277%            39%
                                                     ============   ============

The deferred tax asset relates to the allowance for doubtful accounts reflected on the balance sheet, and differences in the book and tax allowances for depreciation and amortization. Realization of the deferred tax asset is contingent on the occurrence of a write-off of the accounts receivable for tax purposes and payment of premiums to the insurer or payments of actual claims. No valuation allowance was established since the Company believes it is more likely than not that this asset will be realized.

NOTE 10. RELATED PARTY TRANSACTIONS

Periodically, Oak Springs and its affiliates provide the Company with funds needed for various transactions. Oak Springs also enters into debt on behalf of the Company. Amounts due from and due to affiliates as of December 31, 2001 and 2000, are as follows:

                                                                     (Continued)

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 10. RELATED PARTY TRANSACTIONS (CONCLUDED)

                                                            2001          2000
                                                         ---------     ---------
Due from affiliates:
  Oak Springs Nursing Home LLC                           $  8,240      $  7,895
  Oak Springs Nursing Home                                338,251       142,152
  Health Care Ventures, Inc.                              112,330       112,863
  All Stat Home Health, Inc.                                4,924         2,282
  Care Connections of Pennsylvania, Inc.                    9,724         2,177
                                                         ---------     ---------
                                                          473,469       267,369
                                                         ---------     ---------

Due to affiliates:
  Western Pennsylvania Home
    Health Network, Inc.                                       37            37
  Health Ventures Group                                    23,843        23,843
Care Connections of
  Pennsylvania, Inc.                                        2,967         1,145
All Stat Home Health, Inc.                                      -           153
Oak Springs Nursing Home LLC                              105,980       105,980
Oak Springs Nursing Home                                   17,351        38,280
                                                         ---------     ---------
                                                          150,178       169,438
                                                         ---------     ---------
      Net due from affiliates                            $323,291      $ 97,931
                                                         =========     =========

Oak Springs maintains a workers compensation policy, which covers the Company. The Company paid Oak Springs $288,638 and $160,190 during the years ended December 31, 2001 and 2000, respectively, related to this policy.

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

The note issued requires three annual payments of $150,000, and has a discounted value of $373,000. The note is secured by the 500,000 shares surrendered and contains provision for increasing the amount under the note to $900,000, and reclaiming of the shares surrendered in the event of default on the note. The Company has only recorded the discounted value of the note and the surrender of the shares. Management is of the opinion that the potential penalties associated with the default make it a remote possibility that the Company would fail to meet the required payments under the note.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 12. SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid during 2001 and 2000 was $794,61 and $692,535, respectively. Income taxes paid during 2001 were $265,999.

The Company acquired assets of $51,133 under capital leases during 2001.

Cash paid for income taxes was $261,758 in 2001 and $82,286 in 2000.

--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

--------------------------------------------------------------------------------

         There have been no disagreements with the Company's independent accountants over any item involving the Company's financial statements. The Company's independent accountants are Eggleston Smith, P.C. located at 603 Pilot House Drive, Suite 400, Newport News, Virginia 23606.


PART III
--------------------------------------------------------------------------------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------

(a)      DIRECTORS AND EXECUTIVE OFFICERS

         As of April 16, 2002, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:
                                                        (3)*
(1)                     (2)                             Period Served As
Name                    Age    Position                 Director
----                    ---    --------                 ----------------

Philip V. Warman         53    Chairman of the Board,   Dec. 9, 1994 to present
                               and CEO and Director

Tom Waugh                34    Secretary & Treasurer,   Dec., 1999 to present
                               Director

Joanne B. Warman         51    Vice President           Dec., 1999 to present

Ronald L. Messenheimer   50    President of NNS         July 1, 1995 to present

Gary Paz                 43    Vice President of NNS    Dec. 1999 to present



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

         Since 1981, Mr. Warman has been Managing Member of Oak Springs Nursing Home Limited Liability Company (formerly Oak Springs Nursing Home Limited Partnership), the Company's majority and controlling shareholder.

RICHARD TOMLINSON WAUGH
-----------------------

         Tom Waugh is the Secretary and Treasurer and a director of the Company. Mr. Waugh received his undergraduate degree from Colorado State and earned a Masters of International Management from the American Graduate School of International Management at Thunderbird. Mr. Waugh has worked for Bear Sterns in the international securities division and is currently the Managing director of Cavallo Capital Corp., a New York based hedge fund that manages $120 million. In this capacity, Mr. Waugh is responsible for the operational activities of the managed accounts, including personnel, execution of trades, creating trade models and analyzing prospective deals.

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

GARY PAZ
--------

         Mr. Paz is the Vice President of NNS. During the past 5 years, Mr. Paz has been responsible for the daily operations and overall performance of NNS's Richmond, Virginia office. In this regard, Mr. Paz's duties include recruitment of nursing staff, maintaining nurse and client files, billing for services and tracking accounts receivable and budgeting for the Richmond office. Mr. Paz also handles the Company's marketing program and tracks quality assurance on the Company's accounts. Prior to working with NNS, Mr. Paz was an Assistant Vice President of Wheat First Securities.


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

   (2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

            Phillip Warman, an officer and director of the Company, served as a director of Bayou State Home Health doing business as Care Connections Home Health in the state of Louisiana. This Medicare certified home health agency filed for bankruptcy in August of 1998. In addition, Oak Springs Nursing Home Limited Liability Company was an owner of Care Connections of Louisiana and Mr. Warman is the managing general partner of Oak Springs Nursing Home Limited Liability Company. He also served as a director of Home Health Services of Allegheny County, a non-profit home health agency in Pittsburgh, Pennsylvania, an entity which filed for bankruptcy in December of 1998.

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

--------------------------------------------------------------------------------

ITEM 10. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------

         The following table sets forth information about compensation paid or accrued during the years ended December 31, 2001, 2000, 1999, and 1998 to the Company's officers and directors.

                                                    Summary Compensation Table

                                                                                           Long Term Compensation
                                                                           --------------------------------------------------
                                        Annual Compensation                        Awards             Payouts
                           ---------------------------------------------   -----------------------   ----------
(a)                         (b)       (c)          (d)           (e)          (f)          (g)          (h)          (i)
                                                               Other                     Securities                  All
                                                               Annual      Restricted     Under-                    Other
Name and                                                       Compen-       Stock        Lying        LTIP        Compen-
Principal                                                      Sation        Awards      Options/     Payouts      sation
Position                   Year    Salary ($)     Bonus($)       ($)          ($)         SARs(#)       ($)          ($)
-------------              -----   ----------   -----------   ----------   ----------   ----------   ----------   -----------

Philip v. Warman           2001      $99,000    $     0.00    $    0.00    $    0.00       None      $    0.00    $  0.00
Chairman & CEO             2000      $54,000    $     0.00    $    0.00    $    0.00       None      $    0.00    $ 2,769 (1)
And Treasurer              1999      $54,000    $     0.00    $    0.00    $    0.00       None      $    0.00    $21,306 (2)
                           1998      $24,000    $     0.00    $    0.00    $    0.00       None      $    0.00    $23,075 (3)

Tom Waugh                  No compensation received
Secretary/Treasurer

Ronald L. Messenheimer     2001      $94,808    $    3,500    $    0.00    $    0.00       None      $    0.00    $  0.00
President, NNS             2000      $92,900    $    2,500    $    0.00    $    0.00       None      $    0.00    $  0.00
                           1999      $95,073    $    2,000    $    0.00    $    0.00       None      $    0.00    $  0.00
                           1998      $61,640    $      350    $    0.00    $    0.00       None      $    0.00    $  0.00

Gary Paz                   2001      $88,115    $    1,000    $    0.00    $    0.00       None      $    0.00    $30,663 (4)
Vice President, NNS        2000      $60,000    $    1,000    $    0.00    $    0.00       None      $    0.00    $52,450 (5)
                           1999      $60,000    $      750    $    0.00    $    0.00       None      $    0.00    $41,024 (6)
                           1998      $60,000    $     0.00    $    0.00    $    0.00       None      $    0.00    $38,258 (7)


----------------------------------------------
This information is provided in regards to Mid-Atlantic Home Health Network Agencies, Hunt Country Home Health, Hunt Country Nursing Services, and National Nurses Service.

M---------------------

         (1) This "other compensation" is representative of partnership draws at Hunt Country Nursing Services.

         (2) This "other compensation" is representative of partnership draws at Hunt Country Nursing Services.

         (3) This "other compensation" is representative of partnership draws at Hunt Country Nursing Services.

         (4) This "other compensation" is representative of commission payments made at National Nurses Service.

         (5) This "other compensation" is representative of commission payments made at National Nurses Service.

         (6) This "other compensation" is representative of commission payments made at National Nurses Service.

         (7) This "other compensation" is representative of commission payments made at National Nurses Service.

--------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------

(a)      5% SHAREHOLDERS:

         The following information sets forth certain information as of December 31, 1999 about each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock:

                      (2)
  (1)          Name and Address                      (3)                 (4)
Title          of Beneficial                 Amount and Nature of     Percent of
of Class       Owner                         Beneficial Ownership       Class
--------       -------------------------     --------------------    -----------

Common         Oak Springs Nursing Home
Stock          Limited Liability Company         10,063,778(8)          79.9%
Class A        c/o Philip V. Warman
               7504 Diplomat Drive, Suite 101
               Manassas, Virginia  20109

               Nevada Agency and Trust Co.          697,552              5.5%
               50 West Liberty Street,
               Suite 880
               Reno, Nevada 89501

----------------------

         (8) Philip V. Warman, an officer and director of the Company, is the Managing Member of Oak Springs Nursing Home Limited Liability Company.


(b)      SECURITY OWNERSHIP OF MANAGEMENT:

                      (2)
  (1)          Name and Address                      (3)                 (4)
Title          of Beneficial                 Amount and Nature of     Percent of
of Class       Owner                         Beneficial Ownership       Class
--------       -------------------------     --------------------    -----------

Common         Philip V. Warman                  10,131,103(9)          80.4%
Stock          7504 Diplomat Drive
Class A        Manassas, Virginia  20109


               Ronald L. Messenheimer                 9,500        Less than 1%
               7504 Diplomat Drive
               Manassas, Virginia 20109

               Gary Paz                               2,000        Less than 1%
               7504 Diplomat Drive
               Manassas, Virginia 20109

               All Directors and                 10,142,603             80.5%
               Officers as a Group

----------------------
         (9) Of this amount, 10,063,778 shares are owned by Oak Springs Nursing Home Limited Liability Company, of which Mr. Warman is the Managing Member.


(c)      CHANGES IN CONTROL:

         There is no arrangement which may result in a change in control.

--------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------

         Mid-Atlantic has entered into many of its lines of business since the corporation's name was changed in December of 1994 by acquiring entities or businesses from entities related to the Company's management. As evident from the discussion in the preceding sections, various members of management maintain their relationships with other entities from which the Company acquired its businesses and with which the Company interacts as part of the Company's ongoing business.

         The Company acquired Hunt Country Home Health from Oak Springs Nursing Home Limited Liability Company ("OSNHLLC") in the Spring of 1995 for 10,224,628 shares of the Company's Class A Common Stock and 10,000 shares of the Company's Class B Common Stock. OSNHLLC thereby became the Company's majority stockholder, now owning approximately 80% of the Company's Class A Common Stock and 100% of the Company's Class B Common Stock. The Company's Chairman of the Board, Philip Warman, and the Estate of J.L. Mathews, M.D., are the general members of OSNHLLC. Because this acquisition involved an entity related to the Company, the Company has booked the acquisition of Hunt Country Home Health on a "processor cost" basis. Also, OSNHLLC has guaranteed a number of the Company's debt obligations, as discussed in Note 4 of the Consolidated Financial Report.

         In March of 1995, the Company established a subsidiary corporation named Western Pennsylvania Home Health Network, Inc. WPHHN operated as a wholly owned subsidiary until June 30, 1998 when it was sold for book value to Care Connections of Pennsylvania, a corporation controlled by Phillip Warman, the Company's Chairman and a general partner of the Corporation's majority shareholder. On November 1, 1999, the Company acquired the Center for Ambulatory and Home Infusion Services (CAHIS) from Care Connections of Pennsylvania in a non-cash transaction in exchange for settlement of inter-company indebtedness. The total purchase price of $98,804 exceeded the fair market value of the assets acquired less the liabilities assumed by $155,670. The excess consideration, recorded as goodwill, represents the goodwill associated with CAHIS's position in the durable medical equipment market.

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

         On October 27, 2000, the Company settled the lawsuit for breach of contract that is styled ATLIS SYSTEMS, INC. V. MID-ATLANTIC HOME HEALTH NETWORK, INC. by paying Atlis Systems, Inc. $900,000 in cash and buying back the 500,000 shares of stock owned by Atlis Systems, Inc.

         When the Company acquired NNS, it also acquired Hunt Country Nursing Services, Inc. The Company acquired HCNS from Oak Springs Nursing Home Limited Liability Company, the Company's majority shareholder. The Company paid OSNHLLC book value for all the issued and outstanding shares of HCNS, an amount equal to approximately $1,000.

         The Company's business efforts are coordinated with those of other entities related to, or controlled by, Oak Springs Nursing Home Limited Liability Company.

         Oak Springs maintains a workers compensation policy which covers the Company. The Company paid Oak Springs $288,638 and $253,892 during the years ended December 31, 2001 and 2000, respectively, related to this policy.

         On May 1, 2001, Mid-Atlantic Home Health Network, Inc. (MAHN), the holding company, entered into a five year contract with Oak Springs Nursing Home
(OSNH) to provide management services. OSNH is a 130 bed intermediate care facility certified by Medicaid/Medicare located in Warrenton, Virginia. OSNH is 100% owned by OSNHLLC. Philip Warman, Chairman and CEO of MAHN is Assistant Administrator of OSNH. MAHN is compensated for these services through a management fee. The management fee is based on cost and is determined upon completion of the Home Office cost report settlement which identifies the amount due per Medicaid/Medicare regulations. The Home Office management fee calculation takes into account all entities serviced by MAHN and only costs allowable by Medicaid/Medicare are included. The Home Office cost report is due May 31, 2002, five months after the end of the year. For the eight months of service in 2001, $74,000 of expenses were directly allocated to OSNH. An additional $142,000 was estimated for the allocation of MAHN overhead.

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

DATED:   April 16, 2002

                                        MID-ATLANTIC HOME HEALTH NETWORK, INC.


                                        By     /S/ Philip V. Warman
                                          ----------------------------
                                                 PHILIP V. WARMAN
                                                 CHAIRMAN OF THE BOARD
                                                 AND CEO