Form 10QSB
period 2002-03-31
MID-ATLANTIC HOME HEALTH NETWORK INC
filed 2002-05-15
CIK 1023769

  FORM 10QSB FOR MID-ATLANTIC HOME HEALTH NETWORK, INC. FILED ON MAY 15, 2002



                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 2002


                         Commission File Number D-24165


                     MID-ATLANTIC HOME HEALTH NETWORK, INC.

       Nevada                                                    93-1108124


                         7504 Diplomat Drive, Suite 101
                               Manassas, Virginia
                                   20109-2631

                                  703/335-1957


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,105,142 shares of $.001 par value common stock as of March 31, 2002.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.

                         PART I - FINANCIAL INFORMATION



                                                                            PAGE


Condensed Balance Sheets for March 31, 2002 and December 31, 2001..............1


Condensed Statements of Income for the Three Months ended
March 31, 2002 and 2001........................................................2


Condensed Statements of Cash Flows for the Three Months ended
March 31, 2002 and 2001........................................................3


Notes to Condensed Financial Statements........................................4


Management's Discussion and Analysis or Plan of Operation......................7


                           PART II - OTHER INFORMATION


Legal Proceedings - N/A........................................................

Changes in Securities and Use of Proceeds - No Change..........................

Defaults upon Senior Securities - N/A..........................................

Submission of Matters to a Vote of Security Holders - N/A......................

Other Information - N/A........................................................


MID-ATLANTIC HOME HEALTH NETWORK, INC.
CONSOLIDATED BALANCE SHEET


                                                                   UNAUDITED          AUDITED
                                                                   31-Mar-02         31-Dec-01
                                                                  ------------      ------------
Current Assets
   Cash and cash equivalents                                      $   581,490       $ 1,283,042
   Accounts receivable, net of allowances                           4,798,083         5,174,631
   Due from affiliates                                                592,049           323,291
   Prepaid expenses and other current assets                          242,337            90,024
   Deferred tax asset                                                 102,000           102,000
                                                                  ------------      ------------
           Total current assets                                     6,315,959         6,972,988
                                                                  ------------      ------------
Property and Equipment, net                                           516,684           533,672
                                                                  ------------      ------------

Other Assets

   Goodwill                                                         1,242,736         1,260,771
   Other assets                                                       119,347           127,360
                                                                  ------------      ------------
           Total other assets                                       1,362,083         1,388,131
                                                                  ------------      ------------
           Total assets                                           $ 8,194,726       $ 8,894,791
                                                                  ============      ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                              $   147,090       $   219,362
   Notes payable                                                    3,811,389         4,417,098
   Accounts payable                                                   361,055           488,694
   Accrued salaries and related employee benefits                     448,400           436,711
   Other current liabilities                                          435,960           495,707
   Income taxes payable                                               284,530           281,542
                                                                  ------------      ------------
           Total current liabilities                                5,488,424         6,339,114
                                                                  ------------      ------------
   Long-term debt                                                     641,251           585,040
                                                                  ------------      ------------
           Total liabilities                                      $ 6,129,675       $ 6,924,154
                                                                  ============      ============

STOCKHOLDERS' EQUITY
   Common stock, Class A, $.001 par value,
    200,000,000 shares authorized, 12,105,142 and 12,105,142
    shares issued and outstanding at 12/31/01 and 3/31/02         $    12,106       $    12,106
   Common stock, Class B, $.001 par value,
    10,000 shares authorized, issued and
    outstanding                                                            10                10
   Additional paid-in capital                                         451,002           451,002
   Retained earnings                                                1,766,183         1,671,769

   Stock subscription receivable                                     (164,250)         (164,250)
                                                                  ------------      ------------
           Total stockholders' equity                               2,065,051         1,970,637
                                                                  ------------      ------------
           Total liabilities and stockholders' equity             $ 8,194,726       $ 8,894,791
                                                                  ============      ============

U N A U D I T E D
MID-ATLANTIC HOME HEALTH NETWORK, INC.
CONSOLIDATED INCOME STATEMENT

                                                  31-Mar-02          31-Mar-01
                                                 ------------       ------------
REVENUES                                         $ 6,873,083        $ 7,703,713

EXPENSES
   Salaries                                        5,225,515          5,720,163
   General and administrative                      1,276,025          1,392,873
   Depreciation & amortization                        46,336             88,130
   Interest                                          177,805            179,385
                                                 ------------       ------------
           Total expenses                          6,725,681          7,380,551
                                                 ------------       ------------
           Income before income taxes                147,402            323,162

PROVISION FOR INCOME TAXES                           (52,988)          (126,033)
                                                 ------------       ------------
           Net income                            $    94,414        $   197,129
                                                 ============       ============


EARNINGS PER COMMON SHARE                        $     0.007        $     0.016


MID-ATLANTIC HOME HEALTH NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002


                                                                         2002              2001
                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net Income (loss)                                         $    94,414       $   (35,197)
           Adjustments to reconcile net income to net
            cash provided by operating activities:
                    Depreciation and amortization                         46,336           182,096
                    Changes in assets and liabilities:
                      Accounts receivable                                376,549         1,465,796
                      Due from affiliates                               (268,758)         (225,360)
                      Prepaid expenses and other current assets         (152,313)          (58,060)
                      Other assets                                         2,156             8,594
                      Deferred tax asset                                       -           (76,000)
                      Accounts payable                                  (127,637)           30,590
                      Accrued salaries                                    11,690            10,829
                      Income taxes payable                                 2,988           (61,914)
                      Other current liabilities                          (59,747)           33,802
                                                                     ------------      ------------
                    Net cash provided by operating activities            (74,322)        1,275,176

CASH FLOWS FROM INVESTING ACTIVITIES:
           Acquisition of property, plant and equipment                   (5,460)          (18,657)
           Undepreciated Cost of Disposed Assets
                                                                     ------------      ------------
                    Net cash provided by investing activities             (5,460)          (18,657)

CASH FLOWS FROM FINANCING ACTIVITIES
           Current borrowings
           Repayment of long term debt                                   (16,061)         (136,122)
           Dividends paid on preferred stock                                   -            (1,200)
           Changes in notes payable                                     (605,709)         (342,582)
           Principal payments on capital leases                                -           (43,385)
                                                                     ------------      ------------
                    Net cash provided by financing activities           (621,770)         (523,289)

                    Net increase (decrease) in cash                     (701,552)          733,230

CASH AND CASH EQUIVALENTS
Cash balance, December 31,                                             1,283,042           549,812
                                                                     ------------      ------------
Cash balance, March 31,                                              $   581,490       $ 1,283,042
                                                                     ============      ============

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. The consolidated financial statements include the accounts of Mid-Atlantic Home Health Network, Inc. (MAHN) and its subsidiaries (collectively referred to herein as the Company). The subsidiaries include Hunt Country Nursing Services, Inc. (Hunt Country Nursing), Hunt Country Home Health, Inc. (Home Health), National Nurses Service, Inc. and the Center for Ambulatory and Home Infusion Services, Inc. (CAHIS).

Approximately 80% of MAHN's outstanding shares are owned by Oak Springs Nursing Home Limited Liability Company(Oak Springs).

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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


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

Amortization of assets acquired under capital lease is included in depreciation expense.

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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


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

                              FILED ON MAY 15, 2002

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

                  MID-ATLANTIC HOME HEALTH NETWORK, INC. (MAHN)
                  ---------------------------------------------

CONSOLIDATED RESULTS OF OPERATIONS:
-----------------------------------

         For the first three months of 2002, MAHN had consolidated revenue of $6,873,000 versus $7,704,000 for the first three months of 2001. This represents a decrease of 11 percent or $831,000.

         Operating expenses for the first three months of 2002 totaled $6,726,000 versus $7,381,000 a year ago. Operating expenses decreased $1,486,000 or 20 percent.

         Through the first quarter of 2002, our operating income before taxes totaled $147,000 versus $323,000 a year ago. This change represents a decrease of $176,000. After taxes, MAHN had net income of $94,000 versus $197,000 a year ago.

         MAHN, the holding company, does not generate any income but reports the corporate-wide administrative expenses for the four entities. For the first three months of 2002 MAHN had revenue of $54,000; operating expenses totaled $49,000; resulting in interest income of $5,000.


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

         The combined revenue for NNS for the first three months of this fiscal year totaled $4,868,000 versus $5,426,000 a year ago. The decrease of $558,000 represents a 10 percent decrease for NNS.

         Combined NNS operating expenses decreased to $4,585,000 compared to $5,039,000 a year ago. This represents a 9 percent decrease.

         Combined income before income tax for the first three months of this fiscal year totaled $283,000 versus $387,000. The $104,000 difference represents a decrease of 27 percent.

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

         Revenue for the first three months of 2002 totaled $1,760,000 versus $2,010,000 a year ago. This is a decrease of approximately 12 percent or $250,000.

         Operating expenses for 2002 totaled $1,878,000 compared to $1,999,000 for 2001. This represents a decrease of 6 percent or $121,000.

         HCNS had a loss of $118,000 for the first three months of 2002 compared to income of $11,000 for the same period in 2001.


                      HUNT COUNTRY HOME HEATLH, INC. (HCHH)
                      -------------------------------------

         Hunt Country Home Health, Inc. (HCHH), located in Fredericksburg, Virginia, provides home health services.

         Revenue for the first three months of 2002 totaled $129,000 versus $186,000 a year ago. The decrease is $57,000 or 31 percent.

         Operating expenses decreased from $204,000 in 2001 to $152,000 for the first three months of 2002. The decrease is $52,000 or 25 percent.

         HCHH had an $23,000 loss for the first three months of 2002 compared to a $19,000 loss a year ago.


            CENTER FOR AMBULATORY AND HOME INFUSION SERVICES (CAHIS)
            --------------------------------------------------------

         This company did not conduct any business during the first three months of 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MID-ATLANTIC HOME HEALTH NETWORK, INC.




Dated:  May 15, 2001                      By:    /s/ Philip V. Warman
                                              ----------------------------------
                                              Philip V. Warman, Chairman & CEO