Form 10QSB
period 2002-06-30
MID-ATLANTIC HOME HEALTH NETWORK INC
filed 2002-08-19
CIK 1023769

FORM 10QSB FOR MID-ATLANTIC HOME HEALTH NETWORK, INC. FILED ON AUGUST 19, 2002



                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended June 30, 2002


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,105,142 shares of $.001 par value common stock as of June 30, 2002.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.

                         PART I - FINANCIAL INFORMATION


                                                                            PAGE


Condensed Balance Sheets for June 30, 2002 and December 31, 2001...............1


Condensed Statements of Income for the Six Months ended
June 30, 2002 and 2001.........................................................2


Condensed Statements of Cash Flows for the Six Months ended
June 30, 2002 and 2001.........................................................3


Notes to Condensed Financial Statements........................................4


Management's Discussion and Analysis or Plan of Operation......................7


                           PART II - OTHER INFORMATION


Legal Proceedings - N/A....................................................... -

Changes in Securities and Use of Proceeds - No Change......................... -

Defaults upon Senior Securities - N/A......................................... -

Submission of Matters to a Vote of Security Holders - N/A

Other Information - N/A....................................................... -


                               MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                     CONSOLIDATED BALANCE SHEET

                                                                     UNAUDITED         AUDITED
                                                                     30-Jun-02         31-Dec-01
                                                                     ---------         ---------
Current Assets
   Cash and cash equivalents                                       $   675,268       $ 1,283,042
   Accounts receivable, net of allowances                            5,197,492         5,174,631
   Due from affiliates                                                 614,816           323,291
   Prepaid expenses and other current assets                           214,130            90,024
   Deferred tax asset                                                  102,000           102,000
                                                                   ------------      ------------
         Total current assets                                        6,803,706         6,972,988

                                                                   ------------      ------------
 Property and Equipment, net                                           502,456           533,672
                                                                   ------------      ------------
Other Assets

   Goodwill                                                          1,224,701         1,260,771
   Other assets                                                        201,028           127,360
                                                                   ------------      ------------
         Total other assets                                          1,425,729         1,388,131
                                                                   ------------      ------------
         Total assets                                              $ 8,731,891       $ 8,894,791
                                                                   ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                               $   147,850       $   219,362
   Notes payable                                                     4,320,640         4,417,098
   Accounts payable                                                    410,577           488,694
   Accrued salaries and related employee benefits                      418,958           436,711
   Other current liabilities                                           418,935           495,707
   Income taxes payable                                                304,732           281,542
                                                                   ------------      ------------
         Total current liabilities                                   6,021,692         6,339,114
                                                                   ------------      ------------
   Long-term debt                                                      605,465           585,040
                                                                   ------------      ------------
         Total liabilities                                         $ 6,627,157       $ 6,924,154
                                                                   ============      ============

STOCKHOLDERS' EQUITY
    Common stock, Class A, $.001 par value,
     200,000,000 shares authorized, 12,105,142 and 12,105,142
    shares issued and outstanding at 12/31/01 and 6/30/02          $    12,106       $    12,106
    Common stock, Class B, $.001 par value,
     10,000 shares authorized, issued and
    outstanding                                                             10                10
   Additional paid-in capital                                          451,002           451,002
   Retained earnings                                                 1,805,866         1,671,769

   Stock subscription receivable                                      (164,250)         (164,250)
         Total stockholders' equity                                  2,104,734         1,970,637
                                                                   ------------      ------------
         Total liabilities and stockholders' equity                $ 8,731,891       $ 8,894,791
                                                                   ============      ============

                               U N A U D I T E D
                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                         CONSOLIDATED INCOME STATEMENT

                                                 30-Jun-02           30-Jun-01
                                                 ---------           ---------

REVENUES                                       $ 13,833,614        $ 14,990,492

EXPENSES
   Salaries                                      10,409,254          11,285,575
   General and administrative                     2,763,109           2,899,689
   Depreciation & amortization                      102,342              82,096
   Interest                                         354,610             365,955
                                               -------------       -------------
         Total expenses                          13,629,315          14,633,315

                                               -------------       -------------
         Income before income taxes                 204,299             357,177

PROVISION FOR INCOME TAXES                          (70,202)           (132,360)
                                               -------------       -------------

         Net income                            $    134,097        $    224,817
                                               =============       =============

EARNINGS PER COMMON SHARE                      $      0.011        $      0.018
                                               =============       =============


                               MID-ATLANTIC HOME HEALTH NETWORK, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                                       2002             2001
                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (loss)                                         $   134,097       $   (35,197)
         Adjustments to reconcile net income to net
          cash provided by operating activities:
                  Depreciation and amortization                         90,331           182,096
                  Changes in assets and liabilities:
                    Accounts receivable                                (22,861)        1,465,796
                    Due from affiliates                               (291,525)         (225,360)
                    Prepaid expenses and other current assets         (124,106)          (58,060)
                    Other assets                                       (73,668)            8,594
                    Deferred tax asset                                       -           (76,000)
                    Accounts payable                                   (78,117)           30,590
                    Accrued salaries                                   (17,753)           10,829
                    Income taxes payable                                23,190           (61,914)
                    Other current liabilities                          (76,772)           33,802
                                                                   ------------      ------------
                  Net cash provided by operating activities           (437,184)        1,275,176

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property, plant and equipment                  (23,045)          (18,657)
         Undepreciated Cost of Disposed Assets
                                                                   ------------      ------------
                  Net cash provided by investing activities            (23,045)          (18,657)

CASH FLOWS FROM FINANCING ACTIVITIES
         Current borrowings
         Repayment of long term debt                                   (51,087)         (136,122)
         Dividends paid on preferred stock                              (1,200)
         Changes in notes payable                                      (96,458)         (342,582)
         Principal payments on capital leases                          (43,385)
                                                                   ------------      ------------
                  Net cash provided by financing activities           (147,545)         (523,289)

                  Net increase (decrease) in cash                     (607,774)          733,230

CASH AND CASH EQUIVALENTS
 Cash balance, December 31,                                          1,283,042           549,812
                                                                   ------------      ------------

 Cash balance, June 30,                                            $   675,268       $ 1,283,042
                                                                   ============      ============

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


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

                            FILED ON AUGUST 19, 2002

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

                  MID-ATLANTIC HOME HEALTH NETWORK, INC. (MAHN)
                  ---------------------------------------------

CONSOLIDATED RESULTS OF OPERATIONS:
-----------------------------------

         For the first six months of 2002, MAHN had consolidated revenue of $13,834,000 versus $14,990,000 for the first six months of 2001. This represents a decrease of 8 percent or $1,156,000.

         Operating expenses for the first six months of 2002 totaled $13,629,000 versus $14,633,000 a year ago. Operating expenses decreased $1,004,000 or 7 percent.

         For the first half of 2002, our operating income before taxes totaled $204,000 versus $357,000 a year ago. This change represents a decrease of $153,000. After taxes, MAHN had net income of $134,000 versus $225,000 a year ago.

         MAHN, the holding company, does not generate any income but reports the corporate-wide administrative expenses for the four entities. For the first six months of 2002 MAHN had revenue of $80,000; operating expenses totaled $80,000.


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

         The combined revenue for NNS for the first six months of this fiscal year totaled $9,975,000 versus $10,657,000 a year ago. The decrease of $682,000 represents a 6 percent decrease for NNS.

         Combined NNS operating expenses decreased to $9,505,000 compared to $10,960,000 a year ago. This represents a 13 percent decrease.

         Combined income before income tax for the first six months of this fiscal year totaled $470,000 versus $597,000. The $127,000 difference represents a decrease of 21 percent.

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

         Revenue for the first six months of 2002 totaled $3,491,000 versus $4,023,000 a year ago. This is a decrease of approximately 13 percent or $523,000.

         Operating expenses for 2002 totaled $3,725,000 compared to $4,087,000 for 2001. This represents a decrease of 9 percent or $362,000.

         HCNS had a loss of $233,000 for the first six months of 2002 compared to a loss of $64,000 for the same period in 2001.


                      HUNT COUNTRY HOME HEATLH, INC. (HCHH)
                      -------------------------------------

         Hunt Country Home Health, Inc. (HCHH), located in Fredericksburg, Virginia, provides home health services.

         Revenue for the first six months of 2002 totaled $300,000 versus $291,000 a year ago. The decrease is $9,000 or 3 percent.

         Operating expenses decreased from $350,000 in 2001 to $333,000 for the first six months of 2002. The decrease is $17,000 or 5 percent.

         HCHH had a $32,000 loss for the first six months of 2002 compared to a $49,000 loss a year ago.


            CENTER FOR AMBULATORY AND HOME INFUSION SERVICES (CAHIS)
            --------------------------------------------------------

         This company did not conduct any business during the first six months of 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MID-ATLANTIC HOME HEALTH NETWORK, INC.




Dated:  August 19, 2002              By: /s/ Philip V. Warman
                                        ----------------------------------------
                                             Philip V. Warman, Chairman & CEO