Form 10QSB
period 2002-09-30
MID-ATLANTIC HOME HEALTH NETWORK INC
filed 2002-12-20
CIK 1023769

FORM 10QSB FOR MID-ATLANTIC HOME HEALTH NETWORK, INC. FILED ON NOVEMBER 19, 2002

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,105,142 shares of $.001 par value common stock as of September 30, 2002.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE

Condensed Balance Sheets for September 30, 2002 and December 31, 2001.........1

Condensed Statements of Income for the Nine Months ended
September 30, 2002 and 2001...................................................2

Condensed Statements of Cash Flows for the Nine Months ended
September 30, 2002 and 2001...................................................3

Notes to Condensed Financial Statements.......................................4

Management's Discussion and Analysis or Plan of Operation.....................7

                           PART II - OTHER INFORMATION

Legal Proceedings - N/A.......................................................-

Changes in Securities and Use of Proceeds - No Change.........................-

Defaults upon Senior Securities - N/A.........................................-

Submission of Matters to a Vote of Security Holders - N/A

Other Information - N/A.......................................................-


MID-ATLANTIC HOME HEALTH NETWORK, INC.
CONSOLIDATED BALANCE SHEET

                                                                UNAUDITED       AUDITED
                                                                30-Sep-02      31-Dec-01
                                                               ------------   ------------
Current Assets
   Cash and cash equivalents                                   $   750,280    $ 1,283,042
   Accounts receivable, net of allowances                        4,833,604      5,174,631
   Due from affiliates                                             468,546        323,291
   Prepaid expenses and other current assets                       244,302         90,024
   Deferred tax asset                                              102,000        102,000
                                                               ------------   ------------
           Total current assets                                  6,398,732      6,972,988
                                                               ------------   ------------
Property and Equipment, net                                        506,402        533,672
                                                               ------------   ------------

Other Assets

   Goodwill                                                      1,206,667      1,260,771
   Other assets                                                    129,236        127,360
                                                               ------------   ------------
           Total other assets                                    1,335,903      1,388,131
                                                               ------------   ------------
           Total assets                                        $ 8,241,037    $ 8,894,791
                                                               ============   ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                           $   149,384    $   219,362
   Notes payable                                                 3,736,502      4,417,098
   Accounts payable                                                532,997        488,694
   Accrued salaries and related employee benefits                  451,576        436,711
   Other current liabilities                                       385,873        495,707
   Income taxes payable                                            206,012        281,542
                                                               ------------   ------------
           Total current liabilities                             5,462,344      6,339,114
                                                               ------------   ------------
   Long-term debt                                                  601,619        585,040
                                                               ------------   ------------
           Total liabilities                                   $ 6,063,963    $ 6,924,154
                                                               ============   ============

STOCKHOLDERS' EQUITY
   Common stock, Class A, $.001 par value,
    200,000,000 shares authorized, 12,105,142 and 12,105,142
    shares issued and outstanding at 12/31/01 and 6/30/02      $    12,106    $    12,106
   Common stock, Class B, $.001 par value,
    10,000 shares authorized, issued and
    outstanding                                                         10             10
   Additional paid-in capital                                      451,002        451,002
   Retained earnings                                             1,878,206      1,671,769

   Stock subscription receivable                                  (164,250)      (164,250)
                                                               ------------   ------------
           Total stockholders' equity                            2,177,074      1,970,637
                                                               ------------   ------------
           Total liabilities and stockholders' equity          $ 8,241,037    $ 8,894,791
                                                               ============   ============

                                        1

U N A U D I T E D
MID-ATLANTIC HOME HEALTH NETWORK, INC.
CONSOLIDATED INCOME STATEMENT

                                                   30-Sep-02         30-Sep-01
                                                 -------------     -------------

REVENUES                                         $ 20,505,036      $ 21,837,152

EXPENSES
   Salaries                                        15,281,870        15,885,327
   General and administrative                       4,241,537         5,043,738
   Depreciation & amortization                        139,143           123,539
   Interest                                           529,701           554,893
                                                 -------------     -------------
           Total expenses                          20,192,251        21,607,497
                                                 -------------     -------------
           Income before income taxes                 312,785           229,655

PROVISION FOR INCOME TAXES                           (106,347)          (84,972)
                                                 -------------     -------------
           Net income                            $    206,438      $    144,683
                                                 =============     =============

EARNINGS PER COMMON SHARE                        $      0.016      $      0.011


MID-ATLANTIC HOME HEALTH NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                      2002           2001
                                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net Income (loss)                                      $   206,437    $   (35,197)
           Adjustments to reconcile net income to net
            cash provided by operating activities:
                    Depreciation and amortization                     139,143        182,096
                    Changes in assets and liabilities:
                      Accounts receivable                             341,027      1,465,796
                      Due from affiliates                            (145,255)      (225,360)
                      Prepaid expenses and other current assets      (154,278)       (58,060)
                      Other assets                                     (1,876)         8,594
                      Deferred tax asset                                   --        (76,000)
                      Accounts payable                                 44,303         30,590
                      Accrued salaries                                 14,865         10,829
                      Income taxes payable                            (75,530)       (61,914)
                      Other current liabilities                      (109,834)        33,802
                                                                  ------------   ------------
                    Net cash provided by operating activities         259,002      1,275,176

CASH FLOWS FROM INVESTING ACTIVITIES:
           Acquisition of property, plant and equipment               (28,025)       (18,657)
           Undepreciated Cost of Disposed Assets                        2,457
                                                                  ------------   ------------
                    Net cash provided by investing activities         (25,568)       (18,657)

CASH FLOWS FROM FINANCING ACTIVITIES
           Current borrowings
           Repayment of long term debt                                (85,600)      (136,122)
           Dividends paid on preferred stock                                          (1,200)
           Changes in notes payable                                  (680,596)      (342,582)
           Principal payments on capital leases                                      (43,385)
                                                                  ------------   ------------
                    Net cash provided by financing activities        (766,196)      (523,289)

                    Net increase (decrease) in cash                  (532,762)       733,230

CASH AND CASH EQUIVALENTS
Cash balance, December 31,                                          1,283,042        549,812
                                                                  ------------   ------------
Cash balance, June 30,                                            $   750,280    $ 1,283,042
                                                                  ============   ============


                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

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

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

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

                           FILED ON NOVEMBER 19, 2002

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

                  MID-ATLANTIC HOME HEALTH NETWORK, INC. (MAHN)
                  ---------------------------------------------

CONSOLIDATED RESULTS OF OPERATIONS:
-----------------------------------

         For the first nine months of 2002, MAHN had consolidated revenue of $20,505,000 versus $21,545,000 for the first nine months of 2001. This represents a decrease of 5 percent or $1,040,000.

         Operating expenses for the first nine months of 2002 totaled $20,192,000 versus $21,315,000 a year ago. Operating expenses decreased $1,123,000 or 5 percent.

         Through the third quarter of 2002, our operating income before taxes totaled $313,000 versus $230,000 a year ago. This change represents an increase of $83,000. After taxes, MAHN had net income of $206,000 versus $145,000 a year ago.

         MAHN, the holding company, does not generate any income but reports the corporate-wide administrative expenses for the four entities. For the first nine months of 2002 MAHN had revenue of $95,000; operating expenses totaled $95,000.

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

         The combined revenue for NNS for the first nine months of this fiscal year totaled $14,711,000 versus $15,410,000 a year ago. The decrease of $699,000 represents a 4.5 percent decrease for NNS.

         Combined NNS operating expenses decreased to $13,915,000 compared to $14,677,000 a year ago. This represents a 5 percent decrease.

         Combined income before income tax for the first nine months of this fiscal year totaled $796,000 versus $733,000. The $63,000 difference represents an increase of 8.5 percent.

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

         Revenue for the first nine months of 2002 totaled $5,235,000 versus $5,709,000 a year ago. This is a decrease of approximately 8 percent or $474,000.

         Operating expenses for 2002 totaled $5,612,000 compared to $5,937,000 for 2001. This represents a decrease of 5.5 percent or $325,000.

         HCNS had a loss of $377,000 for the first nine months of 2002 compared to a loss of $228,000 for the same period in 2001.

                      HUNT COUNTRY HOME HEATLH, INC. (HCHH)
                      -------------------------------------

         Hunt Country Home Health, Inc. (HCHH), located in Fredericksburg, Virginia, provides home health services.

         Revenue for the first nine months of 2002 totaled $464,000 versus $397,000 a year ago. The increase is $67,000 or 17 percent.

         Operating expenses increased from $4780,000 in 2001 to $569,000 for the first nine months of 2002. The decrease is $91,000 or 16 percent.

         HCHH had a $105,000 loss for the first nine months of 2002 compared to an $81,000 loss a year ago.

            CENTER FOR AMBULATORY AND HOME INFUSION SERVICES (CAHIS)
            --------------------------------------------------------

This company did not conduct any business during the first nine months of 2002.

The entities of Mid-Atlantic Home Health Network, Inc.(MAHN) have an agreement with National Century Financial Enterprises (NCFE), NPF VI for the purchase of accounts receivables. NPF VI has provided accounts receivable funding to MAHN since 1994. NPF VI purchases approximately 83% of MAHN's net eligible receivables with the remaining 17% being held in reserve accounts. The eligible receivables are funded back to MAHN weekly and average $300,000 to $400,000 net of reserves and fees. Payments received for these receivables are forwarded directly to lock box accounts. The NPF VI is paid 83% of these payments. The remaining 17% is returned to MAHN when the reserve account funds are at adequate levels.

In early November 2002, NPF VI ceased the funding of receivables without notice. This unforeseen action has impacted many companies servicing the healthcare industry and has ramifications nationwide. For MAHN, it has caused a considerable disruption of cash flow.

On or about November 18, 2002, NPF VI declared Bankruptcy, further complicating the issue. A Federal Bankruptcy Judge issued an Order that all purchased receivable funds be sent to the NCFE lockbox. Further, any funds diverted directly to MAHN are to be re-diverted to NCFE. It is the position of MAHN that NCFE is in Breech of Contract. Appropriate measures have been taken, and continue to be explored, to bring this position to the attention of the appropriate parties and Courts. If MAHN complies with this Order, the effects on the ongoing operations of MAHN would be very serious.

On December 3, 2002, MAHN attended a Hearing in the Federal Bankruptcy Court in Columbus, Ohio in an attempt to have this Order lifted. This attempt was unsuccessful. In an effort to rectify the situation, MAHN has located an alternate financing source and is currently in the process of `due diligence' with that Financing Company. MAHN is also exploring all legal avenues of relief from this situation.

At this time, management is unable to fully ascertain the ongoing implications of this situation, but continues to take appropriate actions with the concern for the ongoing operations of MAHN.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     MID-ATLANTIC HOME HEALTH NETWORK, INC.

Dated:  November 19, 2002                   By: /s/ Philip V. Warman
                                                --------------------------------
                                                Philip V. Warman, Chairman & CEO

                            SECTION 302 CERTIFICATION

         Pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. ss. 1350, as adopted), I, Philip V. Warman certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mid-Atlantic Home Health Network, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 18, 2002                       By: /s/ Philip V. Warman
                                                  -----------------------------
                                                  Chairman and CEO